Form 10-Q
period 1999-09-30
CYSIVE INC
filed 1999-11-15
CIK 1093193

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999             COMMISSION FILE NO.
                                                           0-27607

                                  CYSIVE, INC.
             (Exact name of registrant as specified in its charter).

        Delaware                                                54-1698017
        --------                                                ----------
(State of Incorporation)                                    (I.R.S. Employer
                                                         Identification Number)

                             11480 SUNSET HILLS RD.
                                   SUITE 200E
                             RESTON, VIRGINIA 22190
                                 (703) 742-0865
                    (Address of principal executive offices).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes       No    X
                                                         -----     ------

As of November 12, 1999, 11,393,250 shares of common stock were outstanding.

                                  CYSIVE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

      Balance Sheets as of December 31, 1998 and September 30, 1999 ......................   2

      Statements of Operations for the three months ended September 30, 1998 and
           1999 and for the nine months ended
           September 30, 1998 and 1999....................................................   3

      Statements of Cash Flows for the nine months ended
           September 30, 1998 and 1999 ...................................................   4

      Notes to Financial Statements ......................................................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................   6


                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................................   11

Item 4.   Submission of Matters to a Vote of Security Holders ............................   12

Item 6.   Exhibits and Reports on Form 8-K................................................   12



                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CYSIVE, INC.
                                 BALANCE SHEETS
                             (dollars in thousands)


                                                                      DECEMBER 31,             SEPTEMBER 30,
                                                                          1998                     1999
                                                                          ----                     ----
ASSETS                                                                                          (Unaudited)
   Current assets
      Cash and cash equivalents                                              $    612                    $ 1,117
      Accounts receivable, less allowance of $160 and $750 at
        December 31, 1998 and September 30, 1999, respectively                  2,070                      5,464
      Prepaid expenses and other assets                                           112                        512
                                                                     -----------------     ----------------------

        Total current assets                                                    2,794                      7,093

   Furniture, fixtures and equipment, net                                         339                        530
   Other assets                                                                    30                        202
                                                                     -----------------     ----------------------

      TOTAL ASSETS                                                           $  3,163                    $ 7,825
                                                                     =================     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                       $     27                    $   482
      Accrued bonus                                                               141                      1,482
      Accrued liabilities                                                         476                      1,194
                                                                     -----------------     ----------------------

        Total current liabilities                                                 644                      3,158

   Commitments                                                                      -                          -

   Stockholders' equity:
      Preferred stock, $0.01 par value; 10,000,000
        shares authorized; no shares issued or
        outstanding                                                                 -                          -
        Common stock, $0.01 par value; 75,000,000
        shares authorized; 6,777,000 and 8,127,000 issued and
        outstanding at December 31, 1998 and  September 30,
        1999, respectively                                                         68                         81
      Additional paid-in capital                                                  177                     29,767
      Deferred stock compensation                                               (106)                   (15,312)
      Retained earnings (deficit)                                               2,380                    (9,869)
                                                                     -----------------     ----------------------

        Total stockholders' equity                                              2,519                      4,667
                                                                     -----------------     ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $3,163                    $ 7,825
                                                                    ==================     ======================

    The accompanying notes are an integral part of the financial statements.

                                  CYSIVE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (dollars in thousands, except share and per share data)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                     --------------------------------  -------------------------------
                                                          1998             1999            1998             1999
                                                     ---------------  ---------------  --------------   --------------
REVENUES                                                 $    2,585       $     7,282   $      5,778     $     16,706
   Direct costs                                                 968             2,544          2,777            6,015
                                                     ---------------  ---------------  --------------   --------------

Gross profit                                                  1,617             4,738          3,001           10,691

COSTS AND EXPENSES:
   General and administrative                                   729             2,201          1,738            4,619
   Sales and marketing                                          486             1,647          1,158            3,370
   Stock compensation                                            28                28             28           13,312
                                                     ---------------  ---------------  --------------   --------------

Total operating expenses                                      1,243             3,876          2,924           21,301
                                                     ---------------  ---------------  --------------   --------------

OPERATING INCOME (LOSS)                                         374               862             77         (10,610)

Other income, net                                                 7                11             23               36
                                                     ---------------  ---------------  --------------   --------------

NET INCOME (LOSS)                                       $       381       $       873    $       100     $   (10,574)

Basic earnings (loss) per share                               $0.06             $0.11          $0.01          ($1.30)
                                                     ===============  ===============  ==============   ==============
Weighted average shares outstanding                       6,777,000         8,127,000      6,777,000        8,127,000
                                                     ===============  ===============  ==============   ==============

Diluted earnings (loss) per share                             $0.05             $0.06          $0.01          ($1.30)
                                                     ===============  ===============  ==============   ==============

Weighted average shares and  common equivalent
   shares outstanding                                     8,030,528        13,618,277      7,996,407        8,127,000
                                                     ===============  ===============  ==============   ==============


    The accompanying notes are an integral part of the financial statements.

                                  CYSIVE, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (dollars in thousands)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         1998                 1999
                                                                                   -----------------    -----------------
Cash flows from operating activities:
Net income (loss)                                                                               100             (10,574)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation                                                                                 123                  136
   Amortization                                                                                   1                   16
   Stock option compensation expense                                                             28               13,312
   Loss on sale of furniture, fixtures and equipment                                              -                    3
   Provision for doubtful accounts                                                                -                  590
   Changes in assets and liabilities:
      Accounts receivable                                                                     (865)              (3,984)
      Prepaid expenses and other assets                                                        (34)                (572)
      Accounts payable                                                                           26                  455
      Accrued liabilities                                                                       522                2,045
                                                                                   -----------------    -----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                            (99)                1,427

Cash flows from investing activities:
      Capital expenditures                                                                    (144)                (347)
                                                                                   -----------------    -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                         (144)                (347)

Cash flows from financing activities:
      Stockholder distributions                                                               (525)                (575)
      Advances under line of credit                                                              78                    -
      Repayments of line of credit advances                                                       -                    -
                                                                                   -----------------    -----------------

NET CASH USED IN FINANCING ACTIVITIES                                                         (447)                (575)

(Decrease) increase in cash and cash equivalents                                              (690)                  505
Cash and cash equivalents at beginning of period                                                690                  612
                                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        -                1,117
                                                                                   =================    =================


    The accompanying notes are an integral part of the financial statements.

                                  CYSIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying financial statements of Cysive, Inc. ("Cysive" or the "Company") are unaudited and in the opinion of management, reflect all normal and recurring adjustments, which are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended December 31, 1998, included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on October 15, 1999. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of results for the full year.

On September 24, 1999, the Company declared a 2.25-for-one stock split. All share and per-share amounts, including stock option information, have been restated in these notes and the accompanying financial statements to reflect this stock split.

2. INITIAL PUBLIC OFFERING

On October 15, 1999, the Company completed its initial public offering ("IPO") and issued 3,000,000 shares of common stock at $17.00 per share. An additional 350,000 shares were sold by an existing stockholder at $17.00 per share. In connection with the IPO, Cysive offered the underwriters of the offering an option to purchase an additional 502,500 shares of common stock (252,500 sold by the Company and 250,000 sold by an existing stockholder) at the $17.00 per share offering price. This option was exercised on October 22, 1999. Total proceeds to the Company from its IPO, net of underwriting discounts and costs of the offering, were approximately $50.7 million.

3.    EARNINGS (LOSS) PER SHARE

According to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive common stock equivalents. Potentially dilutive shares as of September 30, 1999, have not been included in the diluted per share calculation for the nine-month period ended September 30, 1999 because their effects would be anti-dilutive due to the loss incurred by the Company during this period.

4. COMPENSATION EXPENSE

Stock compensation expense consists of grants of options to purchase 3,003,750 shares of common stock at an exercise price below the fair market value of the common stock on the date of grant. A total of 1,346,360 of these options vested at the time of issuance and as a result, the Company recorded $13.3 million in stock compensation expense in April 1999. The remaining $15.1 million has been deferred and will be amortized over the next four years as the option vest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the three month and nine month periods ended September 30, 1999 to the corresponding periods ended September 30, 1998 for Cysive, Inc. ("Cysive," the "Company," "we," "us" and "our") and should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the Company's October 15, 1999 Registration Statement on Form S-1, as amended. The matters discussed herein and elsewhere in this 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or similar words or phrases. The matters discussed herein involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward- looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; year 2000 issues; and our ability to respond to new technological advances in the internet and e-business industry. Additional information concerning these and other risks and uncertainties is contained from time to time in the Company's filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward- looking statements as a prediction of actual results.

OVERVIEW

Cysive is a leading software engineering firm that designs and builds complex, highly customized systems supporting large scale e-businesses. E-businesses are companies that conduct a significant portion of their business through electronic commerce channels which are integrated with existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers' e-business capabilities. We design software systems which can handle high volumes of customer transactions, operate reliably 24 hours per day, seven days per week and expand to meet the growth requirements of large scale e-businesses.

We derive our revenues from software engineering services which are provided primarily on a time and materials basis. Revenues are recognized and billed monthly by multiplying the number of hours expended by our software engineers in the performance of the contract by the established billing rates. Our customers reimburse us for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenues.

Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers' expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For the nine-month periods ended September 30, 1998 and 1999, our five largest customers represented 68.7% and 69.3% of our revenues, respectively.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                     --------------------------------  -------------------------------
                                                          1998             1999            1998             1999
                                                     ---------------  ---------------  --------------   --------------

REVENUES                                                     100.0%            100.0%         100.0%           100.0%
   Direct costs                                               37.4%             34.9%          48.1%            36.0%
                                                     ---------------  ---------------  --------------   --------------

Gross profit                                                  62.6%             65.1%          51.9%            64.0%

COSTS AND EXPENSES:
   General and administrative                                 28.2%             30.2%          30.1%            27.6%
   Sales and marketing                                        18.8%             22.6%          20.0%            20.2%
   Stock compensation                                          1.1%              0.4%           0.5%            79.7%
                                                     ---------------  ---------------  --------------   --------------

Total operating expenses                                      48.1%             53.2%          50.6%           127.5%
                                                     ---------------  ---------------  --------------   --------------

OPERATING INCOME (LOSS)                                       14.5%             11.9%           1.3%          (63.5%)

Other income, net                                              0.2%              0.1%           0.4%             0.2%
                                                     ---------------  ---------------  --------------   --------------

NET INCOME (LOSS)                                             14.7%             12.0%           1.7%          (63.3%)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Revenues increased $4.7 million, or 181.7%, to $7.3 million for the three months ended September 30, 1999 from $2.6 million for the same period in 1998. This increase in revenues primarily reflects the more mature direct sales model established in mid-1998, the benefits of which were not fully realized until early 1999. As a result of our direct sales efforts, our number of customers increased to 16 for the three months ended September 30, 1999 from 13 for the same period in 1998 and our average billings per customer increased 128.9%.

Direct Costs. Direct costs increased $1.6 million, or 162.9%, to $2.6 million for the three months ended September 30, 1999 from $1 million for the same period in 1998. Employee headcount increased 155% compared to 1998. As a percentage of revenues, direct costs decreased to 34.9% for the three months ended September 30, 1999 from 37.4% for the same period in 1998. This decrease as a percentage of revenues was primarily attributable to our lower utilization rates in 1998. The average utilization rate increased to 96% for the three months ended September 30, 1999 from 86% for the same period in 1998.

Gross Profit. Gross profit increased $3.1 million, or 193.0%, to $4.7 million for the three months ended September 30, 1999 from $1.6 million for the same period in 1998. Because our revenue growth exceeded the rate that direct costs increased, the gross margin increased to 65.1% for the three months ended September 30, 1999 from 62.6% for the same period in 1998.

General and Administrative. General and administrative expenses increased $1.5 million, or 201.7%, to $2.2 million for the three months ended September 30, 1999 from $729,000 for the same period in 1998. As a percentage of revenues, general and administrative expenses increased to 30.2% for the three months ended September 30, 1999 from 28.2% for the same period in 1998. This increase was due primarily to our expansion of our recruiting and corporate administrative staffs as well as an increase in costs to support the increased headcount.

Sales and Marketing. Sales and marketing expenses increased $1.2 million, or 239.1%, to $1.6 million for the three months ended September 30, 1999 from $486,000 for the same period in 1998. As a percentage of revenues, sales and marketing expenses increased to 22.6% for the three months ended September 30, 1999 from 18.8% for the same period in 1998. This increase was primarily due to the additional expansion of our direct sales force to 14 for the three months ended September 30, 1998 from 8 for the same period in 1998. In addition, the Company incurred additional expenses by increasing its marketing and brand building programs in the three month period ended September 1999.

Operating Income. Operating income increased $488,000 million, or 130.5% to $862,000 million for the three months ended September 30, 1999 from $374,000 for the same period in 1998. The operating margin decreased to 11.8% for the three months ended September 30, 1999 from 14.5% for the same period in 1998.

Other Income, Net. Other income, net increased $4,000, or 52.5%, to $11,000 for the three months ended September 30, 1999 from $7,000 for the same period in 1998 primarily due to increased interest income in 1999 versus interest expense in the same period in 1998.

Net Income. Net income increased $492,000, or 129.1% to $873,000 million for the three months ended September 30, 1999 from $381,000 for the same period in 1998. As a result of the above factors, the net margin decreased to 12.0% for the three months ended September 30, 1999 from 14.7% in the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Revenues increased $10.9 million, or 189.1%, to $16.7 million for the nine months ended September 30, 1999 from $5.8 million for the same period in 1998. This increase in revenues primarily reflects the more mature direct sales model established in mid-1998, the benefits of which were not fully realized until early 1999. As a result of our direct sales efforts, our number of customers increased to 25 for the nine months ended September 30, 1999 from 19 for the same period in 1998 and increased customer size of 119.7%. In addition, as we completed several large distributed systems and migrated to e-business applications, our average billing rates increased.

Direct Costs. Direct costs increased $3.2 million, or 116.7%, to $6.0 million for the nine months ended September 30, 1999 from $2.8 million for the same period in 1998. As a percentage of revenues, direct costs decreased to 36.0% for the nine months ended September 30, 1999 from 48.1% for the same period in 1998. This significant decrease as a percentage of revenues was primarily attributable to our low utilization rates in 1998, which resulted from the completion of two of our largest distributed systems and the extensive training of all of our software engineers during the first half of 1998. The average utilization rate increased to 89% for the nine months ended September 30, 1999 from 65% for the same period in 1998.

Gross Profit. Gross profit increased $7.7 million, or 256.1%, to $10.7 million for the nine months ended September 30, 1999 from $3.0 million for the same period in 1998. Because our revenue growth exceeded the rate that direct costs increased, the gross margin increased to 64.0% for the nine months ended September 30, 1999 from 51.9% for the same period in 1998.

General and Administrative. General and administrative expenses increased $2.9 million, or 165.7%, to $4.6 million for the nine months ended September 30, 1999 from $1.7 million for the same period in 1998. This increase was due primarily to our expansion of our recruiting and corporate administrative staffs as well as an increase in costs to support the increased headcount. As a percentage of revenues, general and administrative expenses decreased to 27.6% for the nine months ended September 30, 1999 from 30.1% for the same period in 1998. This decrease was due primarily to our ability to spread our costs over a greater revenue base, particularly with respect to depreciation and amortization.

Sales and Marketing. Sales and marketing expenses increased $2.2 million, or 191.1%, to $3.4 million for the nine months ended September 30, 1999 from $1.2 million for the same period in 1998. As a percentage of revenues, sales and marketing expenses increased to 20.2% for the nine months ended September 30, 1999 from 20.0% for the same period in 1998. This increase was primarily due to the significant expansion of our direct sales force in the first half of 1998 without the benefit of revenues generated by those hires. This increase was partially offset by additional hires in the marketing group and the execution of our marketing and brand building programs in 1999.

Stock Compensation. We recorded $13.3 million in stock compensation expense in the nine-month period ended September 30, 1999. This expense represents the difference between the deemed fair market value of the underlying options and their exercise price.

Operating Income (Loss). Operating loss increased $10.7 million to $10.6 million for the nine months ended September 30, 1999 from an operating income of $77,000 for the same period in 1998. The operating loss margin increased to 63.5% for the nine months ended September 30, 1999. Excluding the impact of the stock compensation expense for the nine months ended September 30, 1999, operating income increased $2.6 million to $2.7 million for the nine months ended September 30, 1999 from $77,000 for the same period in 1998. Excluding the impact of the stock compensation expense, the operating margin increased to 15.9% for the nine months ended September 30, 1999 from 1.3% for the same period in 1998.

Other Income, Net. Other income, net increased $14,000, or 60.0%, to $36,000 for the nine months ended September 30, 1999 from $22,000 for the same period in 1998 primarily due to gains on the sale of fixed assets, interest income and the timing of matching charitable contributions made on behalf of our employees.

Net Income (Loss). Net loss increased $10.7 million to $10.6 million for the nine months ended September 30, 1999 from net income of $100,000 for the same period in 1998 due to the stock compensation expense recorded in the nine-month period ended September 30, 1999. As a result of the above factors, the net loss margin increased to 63.3% for the nine months ended September 30, 1999 from 1.7% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

On October 15, 1999, Cysive completed its initial public offering of securities. After deducting expenses, the Company received approximately $46.7 million in proceeds from this transaction. In connection with the initial public offering, the Company offered the underwriters of the offering an option to purchase an additional 252,500 shares of common stock at the $17.00 per share offering price. The Company received approximately $4.0 million in net proceeds from this option, which was exercised on October 22, 1999.

In September 1999, we renewed our line of credit with Merrill Lynch Business Financial Services Inc. under which we are entitled to draw up to $2.5 million in borrowings. We intend to use any borrowings under the line of credit for working capital purposes. The interest rate on amounts borrowed under the line of credit is calculated using the 30-day dealer commercial paper rate as quoted in The Wall Street Journal, plus 2.65% per annum. The credit facility expires in September 2000. Any borrowings under the line of credit will be secured by all of our assets. The line of credit requires our financial ratios to be in compliance with the debt covenants. At September 30, 1999, we had no outstanding borrowings under the line of credit.

Cash and cash equivalents were $1,117,000 at September 30, 1999 and $612,000 at December 31, 1998. Net cash (used in) provided by operating activities was $99,000 and $1.4 million for the periods ended September 30, 1998 and 1999, respectively. Capital expenditures of $144,000 and $347,000 for the nine months ended September 30, 1998 and 1999, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to our growth.

Through September 30, 1999, the Company has operated as an S-corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's stockholders include their pro rata share of the Company's income in their personal income tax returns. Accordingly, the Company was not subject to federal and most state income taxes during the historical periods presented. Stockholders elected to rescind the S-corporation election effective on October 1, 1999. The Company anticipates to fund the S-corporation distribution through operating income.

We anticipate that the net proceeds from the initial public offering, together with existing sources of liquidity and funds generated from operations, should be adequate to fund our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

YEAR 2000 READINESS DISCLOSURE

Many currently installed computer systems and software products are coded to accept only two-digit year entries in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may be unable to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including us, our customers and our potential customers, may need upgrades to comply with year 2000 requirements.

To become ready for year 2000, in 1999 we upgraded our network and operating systems and purchased year 2000 compliant servers, workstations, software packages and peripheral devices. We have also purchased year 2000 compliance testing software which we have used to test our systems. These tests resulted in no material failures. As a result of our upgrades, new purchases and our year 2000 testing, we believe that our principal internal systems are year 2000 compliant. However, we will continue to assess and test our internal systems to ensure that all additions and/or modifications to our systems meet our specifications for year 2000 compliance. Because we and our customers depend, to a very substantial degree, upon the proper functioning of our computer systems, a failure of our systems to correctly recognize dates beyond December 31, 1999 could materially disrupt our operations and adversely affect our business, financial condition and results of operations.

The year 2000 problem may also affect third-party software products that are incorporated into the business systems that we create for our customers. Our customers license software directly from third party suppliers, but at our customers' request, we will discuss year 2000 issues with these suppliers and will perform internal testing on their products. We do not guarantee that the software licensed by these suppliers is year 2000 compliant. Any failure on our part to provide year 2000 compliant e-business systems to our customers could result in financial loss, harm to our reputation and liability to others.

We do not currently have any information concerning the year 2000 compliance status of our customers nor do we intend to examine our customers for year 2000 compliance. Our current or potential customers may incur significant expenses to achieve year 2000 compliance. If our customers are not year 2000 compliant, they may experience material costs to remedy problems or may face litigation costs. In either case, year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our services. In addition, we anticipate that some of our customers will put restrictions on new software being placed into operation within their systems environment in the final four to six weeks of 1999. As a result, our business, financial condition and results of operations could be adversely affected.

We have funded the costs to become year 2000 compliant from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to year 2000 compliance for administrative personnel to manage the process of remaining year 2000 compliant. The possibility exists that we may experience problems and costs with year 2000 compliance, which could divert management's time from ordinary business activities and have a material adverse effect on our business, financial condition and operating results. The worst case scenario for year 2000 problems for us would be the need to cease normal operations for an indefinite period of time while we attempt to respond to our own year 2000 problems.

Our year 2000 contingency plan is now completed. The cost of maintaining our plan is not expected to be material.

                                    PART II.

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 24, 1999, Cysive reincorporated from Virginia to Delaware and, in connection therewith, it adopted a new certificate of incorporation and bylaws, duly approved and adopted by Cysive's stockholders. These documents generally define the rights of holders of Cysive's common stock, par value $0.01 per share. The effect of this change was to: (i) increase the number of shares of preferred stock authorized to be issued to 10,000,000, par value $0.01, (ii) remove cumulative voting rights, and (iii) unless otherwise noted in Cysive's certificate of incorporation, avail itself of the rights and benefits under Delaware General Corporation Law.

Between July 1, 1999 and September 30, 1999, Cysive granted options to purchase a total of 594,438 shares of common stock under the 1994 Amended Stock Option Plan to certain of its employees and directors.

On October 14, 1999, Cysive's registration statement on Form S-1, as amended, registering 3,350,000 of its common stock, par value $.01, became effective. Of these 3,350,000 shares, 3,000,000 were offered for sale by Cysive and 350,000 were offered for sale by a selling stockholder, at a price of $17.00 per share. The gross proceeds received by Cysive and the selling stockholder was approximately $50.7 million and $6.0 million, respectively. Thomas Weisel Partners LLC, First Union Securities, Inc. and Friedman, Billings & Ramsey & Co., Inc. acted as managing underwriters for the initial public offering. Underwriting discounts and commissions for the shares Cysive and the selling stockholder sold in the initial public offering totaled $3.6 million and $417,000, respectively. In addition, in connection with its initial public offering, Cysive anticipates paying an estimated $750,000 in expenses.

None of Cysive's expenses in connection with the offering were paid directly or indirectly to directors or officers of Cysive or their associates, or to persons owning 10% or more of Cysive's Common Stock or other affiliates of the Company. After deducting underwriting discounts and commissions and other expenses, Cysive and the selling stockholder received approximately $46.7 million and $5.5 million, respectively, in proceeds from the initial public offering.

In connection with the initial public offering, the Company registered and offered the underwriters of the offering an option to purchase an additional 252,500 shares of common stock from the Company and 250,000 shares of common stock from the selling stockholder at the $17.00 offering price. The underwriters exercised this option on October 22, 1999. The Company and the selling stockholder, after deducting underwriting discounts and commissions, received approximately $4.0 million and $4.0 million, respectively, in net proceeds from the exercise of this option.

The primary purposes of the initial public offering were to obtain additional capital for working capital and general corporate purposes (including increases in capital expenditures, sales and marketing activities and geographic expansion) and to create a public market for Cysive's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 1999, by unanimous consent, the stockholders approved the Company's reincorporation from Virginia to Delaware, effective September 24, 1999, and approved a change in the Company's S-corporation tax election. The Company's change from an S-corporation to a C-corporation was effective as of October 1, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:

          27.1  Financial Data Schedule

       b. Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC.


Date: November 15, 1999                                                   /s/ John R. Lund
                                                                    --------------------------------------
                                                                              John R. Lund

                                                                 Chief Financial Officer, Treasurer and Secretary
                                                                        (Chief Financial and Accounting Officer)
