Form 10-K405
period 1999-12-31
CYSIVE INC
filed 2000-02-22
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                TO

Commission File Number 0-27607

CYSIVE, INC.

(Exact name of registrant as specified in its charter).

Delaware (State or other jurisdiction of incorporation or organization)	54-1698017 (I.R.S. Employer Identification No.)

11480 Sunset Hills Drive, Suite 200E, Reston VA (Address of principal executive offices)	20190 (Zip Code)

(Registrant’s telephone number, including area code): (703) 742-0865

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE PER SHARE

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [X]

      As of February 17, 2000, there were 11,634,474 shares of Common Stock outstanding. The aggregate value of the shares of Common Stock of the Registrant issued and outstanding on such date, excluding 7,365,350 shares held by all affiliates of the Registrant, was approximately $465.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1)  Portions of the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2000 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part I “Business — Risk Factors.”

PART I

Item 1.  Business

Overview

      Cysive is a leading software engineering firm that designs and builds complex, highly customized systems supporting large scale e-businesses. E-businesses are companies that conduct a significant portion of their business through electronic commerce channels which are integrated with their existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers’ e-business capabilities. We design software systems which can handle high volumes of customer transactions, operate reliably on a 24/7 basis and expand to meet the growth requirements of large scale e-businesses. Due to the advanced technologies necessary to complete our projects, we employ software engineers with an average of nine years of experience who use a well-defined process to deliver reliable and secure custom systems on a timely basis.

      Given our technology expertise, we target corporate customers who require highly complex systems to meet the growth demanded by their e-business strategies. For example, our software engineers, in collaboration with Cisco Systems, Inc., built Cisco’s Internetworking Products Center, or IPC. The IPC is one of the world’s largest Internet commerce sites and accounted for approximately 60% of Cisco’s fiscal 1999 total revenues of $12.2 billion. In addition to Cisco, we have built systems for customers including Classified Ventures, Inc., Equifax Secure, Inc., First Union Corporation, medibuy.com, Inc., Sylvan Prometric and UUNet Technologies, Inc. Our industry leadership is reflected in the quality of our customer base and our high revenue per software engineer as compared to our competitors.

Industry Background

      In the mid-1990s, a first wave of commercial Internet usage achieved widespread adoption. The Internet brought technology standardization to business through a common set of protocols, languages and applications, such as HTTP, HTML and web browsers. Although many companies comprehended the magnitude of potential technological and communications advancements provided by the Internet, they lacked the resources to implement Internet-based technologies. The immediate objective for most companies at this time was to establish an Internet presence. These companies used the Internet to communicate with customers and launched their web sites as colorful online marketing brochures. With little ability to automate business processes or execute transactions, these sites were maintained separately from the enterprise systems at the core of the business which, in turn, had not been designed to communicate with the standards-based software of the Internet. Simple, small-scale functions such as customer inquiries to the web sites were handled through text-based scripts, such as CGI and Perl, which had neither the structure nor the capability of a software program, but sufficed for this early-stage environment. As a result, many of today’s Internet professional services providers focus on providing strategy, design and technology services to enable companies to build an initial presence on the Internet rather than the specialized technology expertise required to create successful e-businesses which are capable of accommodating rapid growth.

      Today, we believe a second wave is beginning, spearheaded by the companies whose use of the Internet has evolved from a marketing orientation to a business, or transactional, orientation. For these companies, the web site has quickly evolved from a simple marketing tool into an advanced software application at the core of their businesses. International Data Corporation estimates worldwide Internet services spending to increase from $16.5 billion in 1999 to $100.7 billion by 2004. Many companies are building their information technology systems to transact directly, seamlessly and instantaneously with customers, suppliers, partners and distributors around the world. These e-business capabilities are rapidly creating new markets, communications channels and revenue growth opportunities, while enabling companies to reduce costs, improve operating efficiencies, shorten cycle times and improve communications.

      To truly automate all of the functions associated with an e-business transaction, companies cannot simply link Internet customers directly to their existing internal systems. These existing systems were designed for a defined number of specifically trained employees. In addition, each system typically was built to provide a very specific function such as accounting, billing, product configuration, manufacturing or inventory control. As a result, with each system serving distinct purposes, it is extremely difficult for a customer to have a user-friendly, customer service focused experience without significant integration of existing internal systems.

      To integrate the existing internal systems, an advanced technology approach is necessary in which the business logic, or all of the business procedures and rules, is built into a set of core software applications that bridges these existing systems with the Internet. These core software applications handle all of the business functions that previously could only be executed by specially trained personnel, including preferred customer discounting, credit approval, product configuration, pricing, billing, accounting, inventory control and order and delivery scheduling. A successful e-business system must present business functions to customers in a simple format, yet provide comprehensive access to all of the information and transactional capabilities the business has to offer. In addition, the software systems that integrate the Internet with the existing internal systems must be carefully designed to handle extremely large volumes of Internet traffic and ensure 24/7 reliability. These types of systems require software engineering expertise in areas like: load balancing to spread traffic across servers; caching to make data access immediate; thread and connection pooling to optimally use system resources; and data conversion to convert data into usable Internet formats. These systems use a component-based design which is flexible and extensible to meet the needs of the business as it grows.

      Advantages achieved by e-businesses that were the first to conduct business on the Internet will be lost if their transactional systems cannot handle increased user demand. Therefore, we believe a greater portion of future corporate Internet spending will be in the implementation and integration of advanced Internet systems. Companies like Cysive that have the Internet technology expertise, a defined, repeatable and rigorous process and a proven track record in building e-business systems will drive business on the Internet.

The Cysive Solution

      Cysive engineers and deploys advanced systems that enable our customers to transact business electronically. To build the e-business systems demanded by our customers, we emphasize the following key elements:

Advanced E-business Systems

      The core of our business is to design and build complex, highly customized systems based on Internet technologies. Our expertise lies in building the systems driving large scale e-businesses. For example, Cysive built the software application for First Union Corporation’s online automated account stand-in system which is accessible through multiple channels by First Union’s more than 16 million retail and corporate customers. When First Union’s mainframe-based systems become overloaded, this system stands-in for all online channels, including interactive voice response and the Internet. We believe our ability to successfully deploy truly large scale systems is a key point of differentiation in our market. Furthermore, the knowledge and confidence gained from building customized systems critical to our customers’ businesses generates a high level of repeat business from our customers. For example, in 1999, 74% of our customers were customers in prior years. In addition, our focus on the latest, most advanced technology helps us to recruit highly experienced software engineers who desire a culture and environment that takes pride in implementing the newest technologies.

Highly Experienced Software Engineers

      The integration of existing and emerging technologies required to build our customers’ e-business systems is highly complex and requires expertise across a broad array of technologies. Our software engineers must have extensive knowledge in advanced technologies like XML, Java, C++, Distributed Objects, like CORBA and DCom, and Relational and Object Database Management Systems. In addition, they must have experience interfacing with older system technologies. As a result, we employ software engineers with proven technology expertise and many years of experience. Our software engineers have an average of nine years of experience. Furthermore, 90% of our software engineers have technical undergraduate degrees and 51% have advanced degrees. This significant level of experience enhances our teams’ productivity and enables us to maximize our utilization rates by making our software engineers interchangeable across varying projects regardless of the technologies employed.

SWAT Team Approach

      The high productivity of our experienced software engineers enables us to build extensive e-business systems with Software and Technologies, or SWAT, teams that are comprised of a small number of engineers. For example, with a team of only six software engineers, we built Cisco Systems’ Internetworking Product Center, which, according to Cisco, generated approximately 60% of Cisco’s fiscal 1999 total revenues. We believe smaller teams increase efficiency, enhance the ability of a team to share ideas, expertise and project development information and reduce the margin for error. As a result, we believe that by using our SWAT teams, we shorten the delivery time of a project and increase the likelihood of success, reducing the overall project cost to the customer. Through this approach, we are able to focus our customers on the total value of the project, rather than on hourly billing rates. In addition, our efficient, SWAT team approach allows us to quickly redeploy teams once a project is completed and to grow our business without having to add large numbers of software engineers. As a result of our high levels of productivity, we consistently generate revenue per software engineer in excess of $350,000.

Rigorous Development Process

      For every project undertaken, our software engineers adhere to the Cysive development process. This approach begins with a comprehensive assessment of a customer’s needs followed by the development of a series of milestones comprised of three distinct phases: analysis; design and development; and testing and deployment. A well-defined process helps us to mitigate risk, ensure consistent quality and build e-business systems more rapidly. The Cysive development process also ensures that our customers have the flexibility to continuously modify their projects as their needs evolve. By streamlining our processes and producing noticeable efficiencies, the Cysive development process helps to build customer confidence and consequently generate greater repeat business.

Sophisticated Knowledge Management

      We have spent considerable resources to stay apprised of the latest technologies and methods for implementing these technologies. Our technology group leads our efforts in research and development, training and information exchange. In addition, we have developed the Cysive Technology Pipeline, a proprietary, intranet-based part of our knowledge base. Through the Technology Pipeline, our highly experienced software engineers review, learn and employ the latest and most advanced technologies before they are used on critical client projects. Our Technology Pipeline is part of a larger centralized knowledge base which our software engineers access through our intranet and use to share their project experiences. Together, the technology group and our knowledge base help to disseminate our accumulated project experience to all employees, enhance the reusability of processes and accelerate the professional development of our software engineers by keeping them abreast of new technologies.

Thorough Quality Assurance Process

      We adhere to a thorough quality assurance process to identify and manage risk. To distribute knowledge across our company and to help maintain objectivity within each project, we use a project manager from outside of a given project team to serve as the quality assurance supervisor who monitors and evaluates a project’s development. The supervisor is responsible for a monthly review meeting and report focused on the scope, schedule and cost of the project. As a result, all project managers are subject to as well as oversee the quality assurance process. In addition to risk management, our quality assurance approach facilitates the sharing of ideas and technologies among project managers, enables us to grow our business while maintaining high levels of quality and allows us to make objective, value-added recommendations to our customers during the course of a project.

Cysive Growth Strategy

      Our objective is to strengthen our position as a leading e-business engineering firm. The key elements of our growth strategy are to:

Attract and Retain Highly Experienced Software Engineers

      Attracting and retaining qualified software engineers is critical to our growth. We identify and attract seasoned software engineers through a broad range of sources, including internal referrals, other technology companies and technical associations, the Internet and advertisements in technical periodicals. We place a strong emphasis on hiring software engineers who have several years of industry experience and proven technical expertise. To ensure that we hire qualified software engineers, we employ a seven-step recruiting process that incorporates multiple examinations to evaluate a candidate’s technical qualifications. Our focus on complex projects, coupled with our exacting recruiting standards, has created a culture that fosters proven competence with advanced technologies and helps us to attract and retain highly qualified personnel. For example, in 1999, we hired 44% of our new software engineers based on internal referrals. We believe that our attrition rate of less than 5% is well below the industry average.

Expand Existing and Establish New Customer Relationships

      Our ability to further penetrate our existing customer base and establish relationships with new customers is essential to our growth. Because our strategy revolves around delivering highly customized e-business systems for our customers’ critical business applications, we approach the customer relationship from a long-term perspective. We target corporate customers who are investing significant resources on Internet-focused business strategies that require complex technology systems. While further penetration of our existing customer base is important, we aggressively seek new customer relationships through our direct sales efforts, new marketing activities, referral-driven sales and strategic technology partnerships.

Expand Cysive’s Brand Recognition

      Our reputation and track record with customers are key to our success. To augment the reputation and track record that we have established from successfully implementing many e-business systems, we have launched an aggressive marketing campaign aimed at chief executive officers, chief information officers and electronic commerce managers to build brand recognition and generate sales leads. Our success in communicating the Cysive brand will drive our visibility with potential customers, industry partners and prospective employees.

Enhance Our Geographic Presence

      Continued geographic expansion gives us access to a broader base of highly qualified software engineers and customers. We plan to establish a local presence in several of the key technology markets to increase our visibility with and ability to evaluate a larger number of potential software engineers. Decreasing the travel burden placed on our software engineers should significantly enhance our ability to hire and retain people with the skill level we desire and help us to maintain our low attrition rates. Moreover, a broader geographic presence will help us to service our existing customers better and to establish new relationships. In addition, we intend to capitalize on local offices to enhance our regional marketing efforts. We have offices in the metropolitan areas of Washington, D.C., San Jose, CA, Atlanta, GA, Chicago, IL, Los Angeles, CA and Dallas, TX, and have opened a sales office in New York, NY.

Continue to Build and Deploy Advanced Technologies

      Deployment of advanced technologies is essential to our ability to deliver customized e-business systems. The core systems that our software engineers build for our customers serve as the foundation for future application developments and, therefore, need to be reliable and secure. These systems must also be able to sustain rapid growth without requiring significant modification. These systems cannot be developed solely by using packaged applications but instead require the integration of an array of existing and new technologies.

Maintaining a leadership position in understanding and using the latest technologies is critical to our growth, and we will continue to dedicate significant resources in this area. For example, the Cysive Technology Pipeline is designed to keep our software engineers abreast of the latest innovations in technology and enables each of them to bring the acquired expertise to any customer project.

The Cysive Development Process

      Cysive uses a multi-phase development process that simplifies the management of and reduces the risks associated with project development. Our development approach starts with a comprehensive assessment that identifies the scope, design, schedule and cost of building a customer’s e-business system. After this initial assessment, the project consists of incremental milestones that produce deliverables over a time period which typically spans eight to 16 weeks. These milestones allow for a controlled, customized and repeatable process that reduces costs and ensures delivery. Within each milestone, our development process comprises three phases: analysis, design and development, and testing and deployment. Throughout each milestone, Cysive project managers perform routine quality assurance reviews to ensure we deliver the system on time, on budget and with the appropriate functionality.

Comprehensive Initial Assessment

      The Cysive assessment evaluates the customer’s e-business strategy and gives an immediate, clear and concise understanding of the e-business system needed to meet our customer’s business objectives. We provide a system blueprint that details the high level design, including the system’s key components and processes, and the requirements, including every function and interaction the new system will deliver. We also produce a detailed project plan with our recommendations for the organization, process, schedule, staffing and cost of the project. The assessment determines the project milestones required for successful delivery. Each milestone has an inventory of specific related functions, and within each milestone, we complete the three phases of the Cysive development process. By building, testing and deploying the system in milestone increments, we ensure timely and accurate delivery of the system. Moreover, the milestones can often be completed in parallel, significantly reducing the time to market of the system.

The Development Process: Analysis Phase

      The analysis phase produces detailed requirements and system design specifications to ensure smooth, predictable project execution. As part of this phase, we deliver the following:

•	Requirements Specification: We produce a detailed description of functional needs as well as non-functional requirements, including performance, reliability and security requirements.

•	High Level Object Model: We develop a model that highlights the software components of the system, its business functions and interrelationships.

•	Updated Project Plan: We update the schedule, tasks, resource requirements and organization chart in the project plan.

•	Technical and Software Design Specification: We specify software partitioning, other products, protocols and deployment options.

•	Frameworks and Graphical User Interface Prototypes: We partially develop the system that provides an early demonstration of its functionality and conduct end-to-end testing to reduce risk.

The Development Process: Design and Development Phase

      During the design and development phase, we refine the system and write and test the source code. As part of this phase, we deliver the following:

•	Design Documentation: We provide sequence diagrams and a greater level of detail to the object model developed in the prior phase.

•	Source Code Written: We write the code to implement each business function in the system.

•	Testing: We begin with unit testing, followed by incremental integration and regression testing.

•	Functional System Demonstration: As we complete each milestone, a demonstration of the systems’ functionality becomes available for review.

The Development Process: Testing and Deployment Phase

      The final phase of the Cysive development process starts during the analysis phase when the project team evaluates and selects the best testing tools for a customer’s system test. A three-step testing process begins with:

•	System Test and User Acceptance Planning: We detail the processes for conducting the system test, define how and when performance and stress testing will be conducted, detail reporting and tracking of software defects and outline test team member roles.

•	System Test: The system test requires completion of all milestones, integration and regression testing. The system test team works together with the development team to identify any defects in the software, make appropriate fixes and execute additional test cycles until all defects are eliminated.

•	User Acceptance Test/ Pilot: The last step in the testing phase includes final testing of the software and release to a subset of the user community. The pilot process develops a core group of users to debug the system in its actual production environment and to help accelerate training when made available to a broader user community.

•	System Deployment: After final testing, we deploy the system and monitor its performance through feedback from future milestones of the project.

Quality Assurance

      Cysive’s thorough quality assurance process mitigates risk and addresses critical issues as they arise to ensure that we deploy our customers’ e-business systems successfully and on schedule. The mandatory process involves monthly two-day evaluations conducted by a senior level software engineer who serves as a supervisor to a project team. To distribute knowledge across our company and to help maintain objectivity within each project, we use a project manager from outside of a given project team to serve as the quality assurance supervisor who monitors and evaluates a project’s development. This supervisor is responsible for a monthly review meeting and report focused on the scope, schedule and cost of the project. This senior level supervisor evaluates the status reports, assists in the resolution of technical problems and ensures adherence to the development process. In addition, the supervisor is responsible for continually assessing a customer’s internal processes and helps to make objective, value-added recommendations to our customers. This process imposes a discipline to our projects that helps to shorten time-to-deployment cycles by as much as one to three months. In addition to ensuring a high quality deliverable, the quality assurance process helps to give our software engineers valuable project experience. By making every one of our senior software engineers responsible for quality assurance, the process facilitates the sharing of knowledge and helps us to maintain high levels of quality as we scale the business. In addition, throughout the quality assurance process, project documentation and data are continually fed into our knowledge base.

Knowledge Management

      We spend considerable resources implementing practices by which we stay apprised of the latest technologies and the methods for applying these technologies which we refer to as our knowledge management process.

Technology Group

      Our technology group leads our efforts in research and development, training and information exchange. Members of the technology group serve as practice leaders for our software engineers in the latest technologies, languages, tools and environments. Accordingly, their primary job is to continually lead the evaluation of new products to identify advanced technologies and disseminate this information throughout our company using the knowledge base. As a result of the resources we commit and the expertise of our technology team, our software engineers employ the latest proven software engineering tools, multi-tier systems and frameworks. By pre-screening all of our tools and technologies, we are able to design advanced systems and consistently deliver proven results on critical business projects. In addition, while our technology group has industry leading experience in technologies including XML, Java, C++, Internet application servers, Distributed Objects including CORBA and DCom, and Relational and Object Database Management Systems, we spend significant resources on developing the most advanced technologies. For example, our technology group is currently researching new technologies like Natural Language Processing and Model-Based Reasoning. In addition, our technology group is responsible for ongoing proficiency training and the certification testing for all of our software engineers.

Knowledge Base

      Over the past two years, Cysive has spent significant resources building an extensive knowledge base. The knowledge base, which our software engineers access from remote locations via a secure corporate intranet, is the central repository for detailed information on every customer project Cysive conducts. For each system being built, the knowledge base contains a project file detailing customer information, a description of the project including the requirements analysis, project plans, system designs and quality assurance reviews, and a list of the technology products utilized on the project. Finally, the knowledge base also contains relevant white papers, technical tips and technology articles that may be of interest to our software engineers.

      This knowledge base, which enables us to leverage and reapply our accumulated experience, is a critical resource for both our software engineers and management. Using the knowledge base’s powerful search and display tools, users can quickly traverse information links to related information and documents. As a result, our software engineers can readily reference plans and specifications from prior projects. This real-time access to information enables our software engineers to condense the delivery time and to mitigate the potential problems of a project by identifying those techniques and products that have already been successfully employed in similar systems. In addition, by providing information on project progress and customer needs, the knowledge base helps management prepare for customer meetings and project reviews.

      A key component of the knowledge base is the Cysive Technology Pipeline, which is our repository of evaluations of technologies, tools and products. Prior to use on a customer project, all products are carefully evaluated. The Technology Pipeline contains reviews of over 174 products in 30 technology categories. While the Technology Pipeline is an invaluable resource for our software engineers, it is also an important method by which we conduct training and development. The evaluation process that we employ involves all of our software engineers. While between projects, our software engineers, under the direction of our technology team, work on one or more of the seven stages we have outlined in the evaluation of a product. Having our software engineers conduct these evaluations affords them the opportunity to continually work with a variety of new technologies. A product can then be used on a customer project once it has successfully completed all of the stages of the Cysive evaluation process. Initial implementation of new technologies are generally performed by the software engineers who were part of the technology’s evaluation team. In this manner, we ensure that our customers receive both a proven technology and a team of software engineers with expertise to deliver that technology.

Culture

      We continue to build our corporate culture around a common set of values based on excellence, discipline and results. Our software engineers understand that we hire only high caliber technical people because our customers demand a high level of execution. We believe we have instilled in our software engineers the sense of challenge as well as pride in having helped to build some of the most technically complex systems in today’s e-business environment. By growing our business internally, we have been able to instill this value set to all of our professionals on an individual basis. Our culture contributes to our low attrition rate of less than 5%.

      While we focus on excellence and quality, we also foster and maintain a culture based on innovation, challenge and teamwork to attract and retain the level of software engineer we demand. In addition, we attempt to create an environment that promotes cooperative relationships and encourages teamwork. To ensure rapid deployment of our software engineers, we promote flexibility, speed and open communication. In addition, to ensure continued development of our technical staff, we place a high priority on training. We conduct training in a number of important ways by:

•	requiring time for training, so that our software engineers have the opportunity to assess and master emerging technologies;

•	mandating an initial two-week boot camp for new employees;

•	conducting two annual company meetings centered around technical themes;

•	sending our software engineers to conferences after which they are required to write white papers for internal distribution;

•	providing training in preparation for three levels of technical certification;

•	purchasing reference materials for our software engineers who in return write reviews of the materials; and

•	offering ongoing internal technology seminars.

Recruiting

      Cysive’s continued success and growth depends on our ability to attract and retain high caliber technical talent. We have a stringent recruiting process that ensures the technical capability of all of our hires. Given the importance of recruiting to our company, every professional within Cysive is dedicated to our recruiting efforts, from our 12 technical recruiting experts to our software engineers, management and sales and marketing staff.

      We target software engineers with extensive experience and demonstrated expertise working throughout the technology development lifecycle, from analysis and design through the development, testing and deployment of complex technical solutions. Only software engineers with this depth and range of technology expertise possess the skills required to design and build e-business systems that integrate advanced Internet-based technologies with multiple existing internal systems.

      We employ a seven-step hiring process. After initially seeking and identifying candidates who meet our rigorous standards, our recruiting experts conduct an initial phone interview with technical questions to screen for high caliber talent. Candidates then take an hour-long technical test and proceed to a project manager-level technical screen, face-to-face interviews with a regional director, project manager and software engineers and a discussion with a senior executive officer. We maintain a detailed candidate pipeline that tracks all steps of the process. The capability to analyze this data by skill level, years of experience, region, salary, source, recruiter, visa status and time-to-close allows us to constantly monitor and improve our recruiting efforts.

      To attract potential software engineers, we target multiple functional areas. We have a number of recruiting efforts aimed at the local, regional and national markets to help us identify the industry’s most seasoned technical talent. We have built a reference database which is comprised of internal referrals from our software engineers and which accounted for 44% of our new hires in 1999. We also research and identify companies and technical associations with suitable technical talent and employ advanced Internet search capabilities to identify potential candidates. Finally, we advertise in technical and trade periodicals that appeal to software engineers.

Sales and Marketing

      Our sales efforts are targeted at corporate customers who are investing significant resources in their e-business strategies and consequently require complex technology systems to meet the growth of these strategies. We have a sales force of 17 professionals that covers three geographic regions: east, central and west. In each region, we have a senior regional sales manager and a supporting team of account managers. By structuring our sales organization along geographic lines and separating account management from delivery, we are better able to capitalize on regional opportunities and provide higher levels of local account management and support to our customers. In working with our customers, we employ a collaborative sales approach that combines the business and technical knowledge of our salespeople and software engineers. While the account managers have responsibility for the business aspects of a customer relationship, they are also held accountable for project progress and delivery. As a result, they must work closely with the project teams to ensure the successful completion of all customer projects.

      Given our successful completion of several high profile e-business systems, many sales leads result from referrals. In addition, our sales force actively generates leads through a combination of direct mail, targeted events with industry thought leaders and cooperative marketing with industry partners. To augment our sales efforts, we also have a separate marketing effort comprised of four professionals. Cysive’s marketing group focuses on two key objectives. First, we focus on building brand recognition at a national level to drive business growth and support our recruiting efforts. Second, we focus on developing and cultivating leads for the sales force amongst our target audience of chief executive officers, chief information officers and electronic commerce managers. To achieve these objectives, we employ a consistent communication strategy based on standards for our logo, corporate identity, visual elements and messages across all marketing channels. In addition, to enhance our brand reputation and credibility, we utilize:

•	a public relations program focused on building awareness and recognition through industry and business press, industry analysts and major industry forums;

•	a comprehensive web site focused on customer case studies and testimonials;

•	national and regional advertising;

•	on-site marketing programs at customer projects to enhance visibility within the customer environment; and

•	seminars to increase the visibility of our executives and provide lead generation opportunities.

Customers

      The following is a representative list of our customers for 1999 and the current year.

CareerPath.com, Inc.

Cisco Systems, Inc.
Classified Ventures, Inc.
CorPay Solutions, Inc.
Cymerc, Inc. (formerly AAO Exchange, Inc.)
Equifax Secure, Inc.
First Union Corporation
Fore Systems, Inc.
Hub Group, Inc.
iMotors, Inc.
John Deere & Co., Inc.
Knight Ridder New Media
LeapIT.com
medibuy.com, Inc.
Medtronics, Inc.
MicroStrategy, Inc.
Resonate, Inc.
Sylvan Prometric
Techies.com, Inc.
UOP, Inc.
UUNET Technologies, Inc.

      In 1999, our five largest customers represented 64.5% of our revenues: Sylvan Prometric, 27.8%; Equifax Secure, Inc., 11.4%; Classified Ventures, Inc., 9.9%; Cisco Systems, Inc., 8.1%; and CareerPath.com, Inc. 7.3%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and adversely affect our business, financial condition and results of operations.

Competition

      The e-business engineering market is intensely competitive and faces rapid technological change. We expect the competition to continue and intensify, which could result in price reductions, reduced profitability and loss of current or future customers. Our competitors fall into four major categories:

•	internal information technology departments of current and potential customers;

•	Internet professional services providers, such as Proxicom, Inc., Scient Corporation and Viant Corporation;

•	large information technology consulting services providers, such as Andersen Consulting LLP, Electronic Data Systems Corporation, International Business Machines Corporation and PricewaterhouseCoopers LLP; and

•	traditional information technology services providers, such as Sapient Corporation.

      Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. Therefore, we expect to continue to face additional competition from new entrants into our industry.

      We believe that the principal competitive factors in our business are:

•	advanced technical knowledge;

•	the reputation and experience of professionals delivering services;

•	customer value and service;

•	the success and reliability of the delivered system; and

•	the ability to attract and retain highly skilled, experienced professionals.

      We believe that we presently compete favorably with respect to each of these factors. The market for our services is evolving, however, and we may be unable to compete successfully in the future.

Employees

      As of February 17, 2000, we had 183 employees, of whom 114 were software engineers. Of these 114 software engineers, 31, or 27%, are working in the United States under an H-1B visa. Moreover, 22 of our software engineers who are working under H-1B visas have applied for permanent residency with the U.S. Immigration and Naturalization Service. We believe our relationship with our employees is good. None of our employees is represented by a union.

Intellectual Property Rights

      Our proprietary knowledge base and other intellectual property rights that we develop for our customers are an integral part of our business. While ownership of custom work product is generally retained by the customer, we retain a royalty-free license to use some or all of the applications, processes and intellectual property developed in connection with customer projects. This information is accessible on our knowledge base only to our employees via our secure corporate intranet. We enter into confidentiality agreements with our employees, generally require that our software engineers and customers enter into similar agreements and limit access to and distribution of our knowledge base. The steps we have taken in this regard may not be adequate to deter misappropriation of our proprietary information, and we may be unable to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Risk Factors

      An investment in our common stock involves risks. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K including our financial statements and the related notes. The trading price of our common stock could decline due to any of these risks.

Because we rely on highly trained and experienced personnel to design and build complex systems for our customers, our inability to attract and retain qualified employees would impair our ability to provide our services to existing and new customers

      Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as recruiters, other technical personnel and sales and marketing professionals of various experience levels. If we fail to attract and retain these personnel, we may be unable to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineer experience, averaging nine years, may be particularly difficult. Skilled software engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high. Additionally, we plan to open new offices in a number of geographic markets to attract and retain new employees. Our failure to open new offices or to open them in areas which experienced software engineers would find attractive could limit our ability to attract and retain qualified personnel. Moreover, even if we are able to grow and expand our employee base, the resources required to attract and retain these employees may adversely affect our operating margins.

In 1999, we derived 64.5% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of or a significant reduction in the work performed for any of them could result in reduced revenues and earnings

      We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. In 1999, our five largest customers represented 64.5% of our revenues: Sylvan Prometric, 27.8%; Equifax Secure, Inc., 11.4%; Classified Ventures, Inc., 9.9%; Cisco Systems, Inc., 8.1%; and CareerPath.com, Inc. 7.3%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

Because the number of our customers, employees and offices has grown rapidly since January 1, 1998 and we expect this growth rate to continue, we may have difficulty managing our growth effectively, which could adversely affect the quality of our services and reduce our earnings

      We have grown rapidly and expect to continue to grow rapidly by both hiring new employees and serving new businesses and geographic markets. We plan to open new offices in 2000. Our growth has placed and will continue to place a significant strain on our management and operating and financial systems. In addition, our management has limited experience managing a business of our current size. Our employee base grew from 42 on January 1, 1998 to 183 on February 17, 2000. As a result, our personnel, systems, procedures and controls may be inadequate to support our future operations. Our current growth rate may not be sustainable for the long-term.

Because our customers retain us on a project-by-project basis, rather than under long-term contracts, we may be unable to accurately predict our revenues, which may adversely affect our operating margins

      Our operating expenses, including employee salaries, rent and administrative expenses, are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may result in our costs becoming a larger percentage of our revenues which would reduce our margins. If a customer defers, modifies or cancels a project, we may be unable to rapidly redeploy our employees to other projects to minimize underutilization of employees and avoid a negative impact to our operating results.

Our quarterly revenues and operating results are likely to fluctuate significantly, causing our stock price to decline

      Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause quarterly fluctuations include:

•	the loss of a significant customer or project;

•	our employee utilization rate, including our ability to transition employees quickly from completed or terminated projects to new projects;

•	the introduction of new services or changes in pricing policies by us or our competitors;

•	our ability to manage costs, including employee costs and support services costs; and

•	costs related to the expected opening or expansion of our offices.

      In any given quarter, most of our revenues have been attributable to a limited number of customers and we expect this to continue. As a result, the cancellation or deferral of even a small number of projects in a particular quarter could significantly reduce our revenues, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenues. A failure to book an expected order in a given quarter or the need to provide training to our employees on new technologies as occurred in the fourth quarter of 1997 and the first half of 1998 would not be offset by a corresponding reduction in costs and could adversely affect our operating results. As a result of these factors, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful.

We depend on our Chief Executive Officer, and his loss may adversely affect our ability to attract and retain customers, maintain a cohesive culture and compete effectively

      We believe that our success depends on the continued employment of our Chief Executive Officer, Nelson A. Carbonell, Jr. If Mr. Carbonell were unable or unwilling to continue in his present position, he would be very difficult to replace and our business could be adversely affected. Mr. Carbonell is particularly important to our business in providing strategic direction, managing our operations and creating and maintaining a cohesive culture. He has also been involved in establishing and expanding customer relationships.

Approximately 27% of our current software engineers are not U.S. citizens and may be forced to leave Cysive when their temporary visas expire, and we may be unable to attract and retain additional foreign nationals due to limits imposed on the number of visas issued by the U.S. government

      We depend on software engineers who, although residing in the United States, are not U.S. citizens, and the loss of a significant number of these personnel would make it difficult to serve our customers and grow our business. These software engineers are permitted to work in the United States for up to six years under temporary H-1B visas. Most of our software engineers working under H-1B visas were originally sponsored by former employers and, as a result, hold visas which expire in less than six years from their date of employment by Cysive. As of February 17, 2000, 31, or 27%, of our software engineers were working under H-1B visas. The U.S. Immigration and Naturalization Service limits the number of new H-1B visas issued in each fiscal year, and if this limit is reached, our supply of potential software engineers will be limited. Further, we have extended offers to employees of other companies who are working under H-1B visas in the United States. We cannot employ these H-1B workers until the U.S. Immigration and Naturalization Service approves a separate

H-1B visa petition filed by us. Due to a current backlog at the U.S. Immigration and Naturalization Service that has delayed these potential hires from transferring sponsorship to Cysive, they have not been able to begin working for us. If this delay were to continue, our ability to recruit and hire these personnel would be impaired. In addition, changes in existing U.S. immigration laws that make it more difficult for potential employees to obtain H-1B visas could impair our ability to compete for and provide services to customers and could adversely affect our business, financial condition and results of operations.

Competition from larger, more established competitors with greater financial resources and from new entrants could result in price reductions, reduced profitability and loss of current or future customers

      The e-business engineering market is intensely competitive and faces rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Our competitors fall into four major categories:

•	internal information technology departments of current and potential customers;

•	Internet professional services providers, such as Proxicom, Inc., Scient Corporation and Viant Corporation;

•	large information technology consulting services providers, such as Andersen Consulting LLP, Electronic Data Systems Corporation, International Business Machines Corporation and PricewaterhouseCoopers LLP; and

•	traditional information technology services providers, such as Sapient Corporation.

      Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. Therefore, we expect to continue to face additional competition from new entrants into our industry.

We enter into non-compete agreements with some of our customers, which reduces the number of our potential customers and sources of revenues

      A substantial portion of our business involves the development of software applications for specific projects. Ownership of customer-specific software is generally retained by the customer, although we retain rights to some of the applications, processes and other intellectual property developed in connection with projects. We sometimes agree, however, not to reuse this customer-specific software when building systems for a customer’s competitors. In addition, we occasionally agree not to build any type of system for a customer’s competitors for limited periods of time, which have been as long as two years. These non-compete agreements reduce the number of our potential customers and our sources of revenues.

Our business is technology driven, and if we have difficulty responding to changing technology, industry standards and customer preferences, we could lose customers, which would reduce our revenues

      We have derived and expect to continue to derive a substantial portion of our revenues from creating e-business systems that are based upon the latest, most advanced technologies and are capable of adapting to future technologies. Our success depends on our ability to offer services that stay at the forefront of continuing changes in technology, evolving industry standards and changing customer preferences. Our failure to create e-business systems that use these technologies could cause us to lose current and potential business opportunities, resulting in reduced revenues. Additionally, to the extent technology becomes standardized or simplified, there may be less demand for our services.

If we fail to meet our customers’ expectations, we could damage our reputation and have difficulty attracting new business or be sued

      Our projects are complex and critical to our customers. As a result, if we fail or are unable to meet a customer’s expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that customer or others. If we fail to perform adequately on a project, a customer could sue us for damages. Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

Currently, our business depends on integrating Internet-related technology into our customers’ businesses, and, as a result, our business will suffer if use of the Internet as a means for commerce declines

      If commerce on the Internet does not continue to grow or grows slower than expected, the need for our e-business enabling services could decline, resulting in fewer projects and reduced revenues. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

•	actual or perceived lack of security of information;

•	lack of access and ease of use;

•	congestion of Internet traffic or other usage delays;

•	inconsistent quality of service;

•	increases in access costs to the Internet;

•	evolving government regulation;

•	uncertainty regarding intellectual property ownership;

•	costs associated with the obsolescence of existing infrastructure; and

•	economic viability of the Internet commerce model.

Some of our customers are small or have little or no operating history, raising the possibility that they may lack sufficient cash flow to pay our fees

      We believe that an increasing portion of our future revenues could be derived from emerging companies, like our current customer LeapIT.com, formed specifically to conduct business over the Internet. These companies often have little or no earnings or cash flow, and their businesses are more likely to fail than those of more mature companies. As a result, they may be unable to pay our fees in a timely fashion or at all.

Because our business of software engineering involves creating and using intellectual property, misappropriation of and disputes regarding intellectual property could harm our reputation, adversely affect our competitive position and cost us money

      If third parties infringe or misappropriate our trade secrets, trademarks or other proprietary information, or if disputes arise with customers concerning intellectual property we create for them and/or license from them, our reputation, competitive position and relationships with customers could be damaged. We could be required to spend significant amounts of time and financial resources to defend our company, and our managerial resources could be diverted.

Item 2.  Properties

      On November 15, 1999, we executed a lease for a new principal headquarters in Reston, VA that expires in April 2010. We anticipate to occupy this new space in March, 2000. We also have offices in the metropolitan areas of Chicago, IL, San Jose, CA, Atlanta, GA and plan to open offices in the metropolitan areas of Los Angeles, CA and Dallas, TX. We do not own any real estate. Other than our headquarters in

Reston, VA, we do not consider any specific leased location to be material to our operations and believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3.  Legal Proceedings

      Except as set forth below, we are not a party to any material pending legal proceedings. Our former outside counsel, Mr. John Newman, filed a Bill of Complaint against us on December 15, 1999 in the Virginia Circuit Court for Fairfax County (Chancery No. 164139). Mr. Newman is seeking a judicial declaration that an unvested option to purchase 11,250 shares of our stock granted to him in April 1999 did not terminate upon the termination of his representation of Cysive on October 14, 1999, but rather contends this option became immediately exercisable under a change in control provision in our 1994 Stock Option Plan as a result of our initial public offering on October 15, 1999. Mr. Newman is also seeking an unspecified award of compensation and/or additional stock options as alleged additional compensation for legal services he performed for us at what he now claims were discounted rates. Management denies the alleged factual and legal bases of Mr. Newman’s claims and is defending the matter vigorously, including the assertion of counterclaims for breach of fiduciary duty and defamation against Mr. Newman. No scheduling order has been entered in the case nor has a trial date been set. Although we do not expect this case to have a material adverse effect on our business, operating income or financial condition, an adverse judgment could have a material adverse effect on the operating results reported by us for the period in which any adverse judgment might occur.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

(a)(1)  Market Price of Common Stock

      Cysive’s Common Stock has been quoted on the Nasdaq National Market System under the symbol “CYSV” since Cysive’s initial public offering on October 15, 1999. The following table sets forth for the period indicated the high and low sale prices for Cysive’s Common Stock:

1999	High	Low

Fourth Quarter (beginning October 15, 1999)	$85.13	$30.69

      On February 17, 2000, the last reported sale price of Cysive’s Common Stock was $109.63 per share. As of February 17, 2000, there were approximately 58 holders of record of the Common Stock.

(a)(2)  Recent Sales of Unregistered Securities

      From January 1, 1999 through December 31, 1999, the Registrant issued and sold an aggregate of 1,379,798 shares of its common stock to employees, consultants and directors for aggregate consideration of approximately $1.1 million pursuant to the exercise of stock options granted under its Amended and Restated 1994 Stock Incentive Plan.

      No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act relative to options to purchase common stock. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b)  Use of Proceeds.

      There has been no change to the information previously provided by the Company in its Registration Statement on Form S-1 (Registration No. 333-85651), which was declared effective on October 14, 1999.

Item 6.  Selected Financial Data

      The following selected financial data should be read together with the financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data at December 31, 1995, 1996, 1997, 1998, 1999 and the statement of operations data for each of the years in the five-year period ended December 31, 1999 have been derived from Cysive’s financial statements for these years, which have been audited by Ernst & Young LLP, independent auditors.

      Through September 30, 1999, we operated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, our stockholders included their pro rata share of our income in their personal income tax returns. Accordingly, we were not subject to federal and most state income taxes through September 30, 1999. In connection with our initial public offering, our stockholders elected to rescind the S corporation election effective on October 1, 1999, and we are now subject to federal and state income taxes.

	Year Ended December 31,

	1995	1996	1997	1998	1999

	(In thousands, except share and per share data)

Statement of Operations Data

Revenues	$2,993	$5,557	$7,711	$9,142	$25,265

Direct costs	1,557	2,056	2,798	3,742	8,899

Gross profit	1,436	3,501	4,913	5,400	16,366

Operating expenses:

General and administrative	497	2,009	2,754	2,725	7,228

Sales and marketing	241	232	760	1,824	5,491

Stock compensation	—	—	—	69	14,851

Total operating expense	738	2,241	3,514	4,618	27,570

Operating income (loss)	698	1,260	1,399	782	(11,204)

Other income (expense), net	(1)	17	23	14	432

Income (loss) before taxes	697	1,277	1,422	796	(10,772)

Income tax benefit	—	—	—	—	4,369

Net income (loss)	$697	$1,277	$1,422	$796	$(6,403)

Weighted average shares outstanding	6,775,311	6,777,000	6,777,000	6,777,000	8,814,966

Weighted average shares and common share equivalents	6,775,311	7,473,800	7,766,211	7,993,659	8,814,966

Earnings (loss) per share:

Basic	$0.10	$0.19	$0.21	$0.12	$(0.73)

Diluted	$0.10	$0.17	$0.18	$0.10	$(0.73)

	December 31,

	1995	1996	1997	1998	1999

	(In thousands)

Balance Sheet Data

Cash and cash equivalents	$294	$456	$690	$612	$2,433

Working capital	722	1,032	1,948	2,150	51,989

Total assets	970	1,753	2,421	3,163	61,354

Stockholders’ equity	837	1,478	2,214	2,519	57,679

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion together with “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report of Form 10K.

Overview

      We design and build complex, highly customized systems supporting large scale e-businesses. Prior to 1997, we built large scale, distributed systems using approaches and technologies that are the foundations for current Internet applications. At that time, our advanced technology focus required a sales effort led by technology savvy project managers. In late 1996 and early 1997, our technology group evaluated and developed software prototypes using key Internet technologies such as Java, XML and CORBA. After successfully deploying our first e-business system in mid-1997, we began to target customers who were making significant investments in their e-business applications. As a result, there was a fundamental shift in our business strategy away from general purpose distributed systems to customized e-business applications. As part of this strategy, in the fourth quarter of 1997 and the first half of 1998, we spent considerable resources to accomplish two specific goals. Our first goal was to train all of our software engineers with advanced Internet technologies that had been researched and prototyped by our technology group. Our second goal was to deploy a direct sales force capable of selling e-business applications. These initiatives significantly impacted our results of operations for these three quarters. Specifically, the generation of a sales pipeline of e-business applications and the deployment of our sales force affected our revenues and sales and marketing expenses. In addition, the completion of two of our largest distributed systems combined with the extensive training of our software engineers caused our utilization rates and gross margins to decline during these quarters. As reflected in our latest results, these investments positioned us to emerge in the second half of 1998 as a leading e-business engineering firm.

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

      Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers’ expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, in 1998, our five largest customers represented 65.3% of our revenues, and in 1999 our five largest customers represented 64.5% of our revenues. The following table identifies these customers and the percentage of our revenues derived from each.

Year Ended December 31, 1998		Year Ended December 31, 1999

Customer	% of Revenues	Customer	% of Revenues

Cisco Systems, Inc.	19.6%	Sylvan Prometric	27.8%

Classified Ventures, Inc./ Cars.com	18.0%	Equifax Secure, Inc.	11.4%

Sylvan Prometric	12.5%	Classified Ventures, Inc.	9.9%

DaimlerChrysler Corporation	8.5%	Cisco Systems, Inc.	8.1%

First Union Corporation	6.7%	CareerPath.com, Inc.	7.3%

      Revenues from any given customer will vary from period to period. We expect, however, that significant customer concentration will continue for the foreseeable future. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues may decline substantially. We attempt to mitigate our revenue concentration issues by contractual wind-down provisions and by rapid redeployment of our software engineers.

      The number of Cysive employees increased from 19 as of January 1, 1996 to 167 as of December 31, 1999. We actively recruit software engineers and support staff and expect the total number of employees to increase significantly into the foreseeable future. Direct costs consist primarily of compensation and benefits for our software engineers and the non-billable portion of other direct project costs. Allocated costs related to specific employees performing quality assurance reviews for customers are also included in direct costs. We expect that our per capita direct costs will increase over time due to wage increases and inflation. In addition, these costs may increase in the future because prospective employees may perceive that the stock option component of our compensation package is not as valuable if our stock price rises. Our gross margins are affected by trends in the utilization rate of our software engineers, defined as the percentage of our software engineers’ time billed to customers, divided by the total available hours in a period. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins.

      General and administrative expenses consist primarily of compensation and benefits for our management, finance and administration, human resources, information technology, recruiting and the non-billable portion of our quality assurance and regional management personnel. In addition, general and administrative expenses include:

•	depreciation and amortization;

•	general operating expenses such as telephones, office supplies, travel, outside professional services and training and facilities costs; and

•	allocated costs related to the administration of the quality review function, including maintaining our knowledge base, researching new technologies and writing technical reviews.

We expect general and administrative expenses to increase as we add additional personnel, expand our information systems, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operations as a public company.

      Sales and marketing expenses consist primarily of salaries, commissions, benefits, marketing programs and travel costs associated with our sales and marketing efforts. We sell our services through a direct sales force organized by geographic region. We expect sales and marketing expenses to increase as we continue to build a direct sales force and expand our marketing programs.

      Stock compensation expense for 1999 relates to grants of options to purchase 3,505,135 shares of common stock at an exercise price below the fair market value of the common stock on the date of grant, resulting in a non-cash compensation charge of $28.5 million. Stock compensation expense of $14.9 million was recorded in 1999. The remaining balance of $13.6 million will be amortized as follows:

Year Ended	Stock Compensation Expense

(In millions)
2000	$3.8
2001	3.8
2002	3.8
2003	2.2

Results of Operations

      The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Year Ended December 31,

	1997	1998	1999

Revenues	100.0%	100.0%	100.0%

Direct costs	36.3	40.9	35.2

Gross profit	63.7	59.1	64.8

Costs and expenses:

General and administrative	35.7	29.8	28.6

Sales and marketing	9.9	20.0	21.7

Stock compensation	—	0.8	58.8

Total operating expenses	45.6	50.6	109.1

Operating income (loss)	18.1	8.5	(44.3)

Other income, net	0.3	0.2	1.7

Income (loss) before taxes	18.4	8.7	(42.6)

Income tax benefit	—	—	17.3

Net income (loss)	18.4%	8.7%	(25.3)%

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues. Revenues increased $16.1 million, or 176.4%, to $25.3 million in 1999 from $9.1 million in 1998. This increase in revenues primarily reflected the direct sales model established in mid-1998, the benefits of which were not fully realized until early 1999. In addition to a much larger customer base in 1999, the average project size increased substantially for several of our major customers. Our headcount of billable software engineers increased from 40 at December 31, 1998 to 102 at December 31, 1999.

      Direct Costs. Direct costs increased $5.2 million, or 137.8%, to $8.9 million in 1999 from $3.7 million in 1998. As a percentage of revenues, direct costs decreased to 35.2% in 1999 from 40.9% in 1998. This decrease as a percentage of revenues was primarily attributable to an increase in our average utilization rate in 1999 to 88% from 71% in 1998. Our lower utilization rate in 1998 resulted primarily from the completion of two of our largest distributed systems and the extensive training of all of our software engineers during the first half of 1998. The benefit of our higher utilization in 1999, however, was partially offset by an increase in our wage rates.

      Gross Profit. Gross profit increased $11.0 million, or 203.1%, to $16.4 million in 1999 from $5.4 million in 1998. Because our revenue growth exceeded the rate that direct costs increased, the gross margin increased to 64.8% in 1999 from 59.1% in 1998.

      General and Administrative. General and administrative expenses increased $4.5 million, or 165.2%, to $7.2 million in 1999 from $2.7 million in 1998. This increase was due primarily to the addition and expansion of office space, the increase in our recruiting and corporate administrative staffs and the build up of infrastructure to support our increased headcount. As a percentage of revenues, general and administrative expenses decreased to 28.6% in 1999 from 29.8% in 1998. This decrease was due primarily to our ability to allocate our costs over a greater revenue base, particularly with respect to depreciation and amortization.

      Sales and Marketing. Sales and marketing expenses increased $3.7 million, or 201.0%, to $5.5 million in 1999 from $1.8 million in 1998. As a percentage of revenues, sales and marketing expenses increased to 21.7% in 1999 from 20.0% in 1998. This increase was primarily due to the significant expansion of our direct sales force in 1999. During 1999, we increased the number of our direct sales professionals to 13 from five in 1998. Additionally, we launched our marketing programs directed at building brand recognition.

      Stock Compensation. We recorded $14.9 million in stock compensation in 1999. This expense represents the difference between the deemed fair market value of the underlying vested stock options and their exercise price. This amount was significantly larger than the stock compensation amount in previous years and was primarily related to a revaluation of our deemed fair market value in conjunction with our public offering.

      Operating Income (Loss). Operating income decreased $12.0 million to a loss of $11.2 million in 1999 from income of $782,000 in 1998. Excluding the impact of the stock compensation expense in 1999, operating income would have increased $2.8 million, or 360.4%, to $3.6 million in 1999 from $782,000 in 1998. Similarly, excluding the impact of the stock compensation expense in 1999, the operating margin would have increased to 14.3% in 1999 from 8.5% in 1998.

      Other Income, Net. Net other income increased $418,000 to $432,000 in 1999 from $14,000 in 1998 primarily due to interest income from the initial public offering proceeds.

      Income (Loss) before Taxes. Income before taxes decreased $11.6 million to a loss of $10.8 million in 1999 from income of $796,000 in 1998. This change was primarily due to the stock compensation expense in 1999. As a result, the loss before taxes margin was 42.6% in 1999 compared to an income before taxes margin of 8.7% in 1998. Excluding the impact of the stock compensation expense, income before taxes would have increased $3.3 million, or 412.4%, to $4.1 million in 1999 from $796,000 in 1998. Similarly, excluding the impact of the stock compensation expense in 1999, the income before taxes margin would have increased to 16.1% in 1999 from 8.7% in 1998.

      Income Tax Benefit. We recorded a $4.4 million net tax benefit in 1999. This benefit resulted primarily from the stock compensation expenses recorded in 1999. We will realize this benefit upon exercise of any non-qualified stock options in future periods.

      Net Income (Loss). Net income decreased $7.2 million to a loss of $6.4 million in 1999 from net income of $796,000 in 1998 due to the stock compensation expense recorded in 1999. In addition, we had no tax expense in 1998 due to our election to be treated as an S corporation for tax purposes. Excluding the impact of the stock compensation expense and the tax benefit from the S corporation to C corporation conversion in 1999 and treating the periods presented as if we were a C corporation with an effective tax rate of approximately 40% net income would have increased $1.9 million, or 394.7%, to $2.4 million in 1999 from $489,000 in 1998. Similarly, excluding the impact of the stock compensation expense, the net income margin would have increased to 9.6% in 1999 from 5.3% in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. Revenues increased $1.4 million, or 18.6%, to $9.1 million in 1998 from $7.7 million in 1997. This increase in revenues reflected a larger number of customers, which totaled 23 in 1998 as compared to 15 in 1997. In addition, our higher revenues were a result of our ability to increase our billing rates in 1998 as we more fully migrated our business model to e-business applications. The benefits of this larger customer base and our higher billing rates, however, were offset in part by two factors. First, our business model shifted, affecting the fourth quarter of 1997 and the first two quarters of 1998. Second, we completed projects in early 1998 for our two largest customers in 1997. As discussed above, we made significant investments in our direct sales force, the benefits of which were not realized until the second half of 1998. Consequently, while we ended 1998 with a greater number of customers, most of their associated projects did not start until the second half of the year.

      Direct Costs. Direct costs increased $944,000, or 33.7%, to $3.7 million in 1998 from $2.8 million in 1997. As a percentage of revenues, direct costs increased to 40.9% in 1998 from 36.3% in 1997. This significant increase as a percentage of revenues was primarily due to our low utilization rates in the first half of 1998 which correlated with the completion of two large scale distributed systems and our efforts to train all of our software engineers. The average utilization rate decreased to 70.5% in 1998 from 79.9% in 1997.

      Gross Profit. Gross profit increased $487,000, or 9.9%, to $5.4 million in 1998 from $4.9 million in 1997. Because direct costs increased at a higher rate than our revenue growth, the gross margin decreased to 59.1% in 1998 from 63.7% in 1997.

      General and Administrative. General and administrative expenses decreased $29,000, or 1.0%, to $2.7 million in 1998 from $2.8 million in 1997. As a percentage of revenues, general and administrative expenses decreased to 29.8% in 1998 from 35.7% in 1997. This decrease as a percentage of revenues was primarily attributable to our ability to allocate our costs over a greater revenue base. The benefits of this operating leverage were partially offset by the opening of a new office in the metropolitan area of San Jose, CA in May 1998 and the expansion of our Reston, VA office in August 1998.

      Sales and Marketing. Sales and marketing expenses increased $1.1 million, or 139.8%, to $1.8 million in 1998 from $761,000 in 1997. As a percentage of revenues, sales and marketing expenses increased to 20.0% in 1998 from 9.9% in 1997. This increase was primarily due to the significant expansion of our direct sales force in the first half of 1998. In addition, at the end of 1998 we hired a dedicated marketing staff and implemented a more extensive marketing program.

      Stock Compensation. Stock compensation reflects non-qualified stock options granted at exercise prices below fair market value, which vested upon the achievement of select performance goals at the end of 1998.

      Operating Income (Loss). Operating income decreased $617,000, or 44.1%, to $782,000 in 1998 from $1.4 million in 1997. As a result of the above factors, the operating margin decreased to 8.5% in 1998 from 18.1% in 1997.

      Other Income, Net. Net other income decreased $9,000, or 40.2%, to $14,000 in 1998 from $23,000 in 1997. This decrease was primarily due to the interest expense we incurred from borrowings under our line of credit during 1998 to support our internal growth.

      Net Income (Loss). Net income decreased $626,000, or 44.0%, to $796,000 in 1998 from $1.4 million in 1997. As a result of the above factors, the net margin decreased to 8.7% in 1998 from 18.4% in 1997.

Quarterly Results of Operations

      The following table presents unaudited quarterly financial data for the periods indicated. We derived this data from our unaudited financial statements, and in our opinion, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Our quarterly operating results have varied significantly in the past and will continue to do so in the future due to a number of factors including, but not limited to, changes in average billing rates, utilization rates and personnel additions, as well as the timing of expenses. Accordingly, our results for any given quarter or series of quarters are not necessarily indicative of our results for any future period. However, our quarterly operating results may represent trends which aid in understanding our business.

	Quarter Ended

	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	1998	1998	1998	1998	1999	1999	1999	1999

	(Dollars in thousands)

Statement of Operation Data

Revenues	$1,633	$1,560	$2,585	$3,364	$4,178	$5,246	$7,282	$8,560

Gross profit	720	664	1,617	2,399	2,648	3,303	4,738	5,678

Operating expenses:

General and administrative	440	569	729	987	1,294	1,125	2,201	2,610

Sales and marketing	218	453	486	666	771	948	1,647	2,124

Stock compensation	—	—	28	41	19	13,266	28	1,539

Operating income (loss)	62	(358)	374	705	564	(12,036)	862	(595)

Income (loss) before taxes	$73	$(354)	$381	$696	$575	$(12,022)	$873	$(199)

As a Percentage of Revenues

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross profit	44.1	42.6	62.6	71.3	63.4	63.0	65.1	66.3

Operating expenses:

General and administrative	26.9	36.5	28.2	29.4	30.9	21.4	30.2	30.5

Sales and marketing	13.4	29.1	18.8	19.8	18.5	18.1	22.6	24.8

Stock compensation	—	—	1.1	1.2	0.4	252.9	0.4	18.0

Operating income (loss)	3.8	(23.0)	14.5	20.9	13.5	(229.4)	11.8	(7.0)

Income (loss) before taxes	4.5%	(22.7)%	14.7%	20.7%	13.8%	(229.2)%	12.0%	(2.3)%

      Revenues. Revenues declined from the quarter ended March 31, 1998 through the quarter ended June 30, 1998 because the utilization rates decreased from 57% to 52% which was partially offset by a billing rate increase of $27.00 average per hour over the same period. From the quarter ended June 30, 1998 through the quarter ended December 31, 1999, revenues increased primarily as a result of increases in billable software engineers from 31 to 102 and increases in utilization rates from 52% to 88%.

      Operating expenses. General and administrative expenses as a percentage of revenues generally declined during the periods shown, reflecting greater operating leverage from spreading these expenditures over a larger revenue base. Increases in the second and fourth quarters relate to our annual technical offsite meeting held in the second quarter and our annual company meeting held in the fourth quarter. Beginning in the first quarter of 1998 through the second quarter of 1999, the sales and marketing expenses as a percentage of revenues increased due to the expansion of our direct sales force and the establishment of a marketing function. Stock compensation expense beginning in the quarter ended September 30, 1998 through the quarter ended December 31, 1999 represented the vesting of options granted at a value below fair market value.

Liquidity and Capital Resources

      On October 15, 1999, we completed an initial public offering of 3,000,000 shares of our common stock. After deducting expenses, we received approximately $46.3 million in proceeds from this transaction. On October 22, 1999, we received an additional $4.0 million in proceeds when the underwriters exercised their over-allotment option for an additional 252,500 shares of our common stock.

      In September 1999, we renewed our line of credit with Merrill Lynch Business Financial Services Inc. under which we are entitled to draw up to $2.5 million in borrowings. We intend to use any borrowings under the line of credit for working capital purposes. The interest rate on amounts borrowed under the line of credit is calculated using the 30-day dealer commercial paper rate as quoted in The Wall Street Journal, plus 2.65% per annum. The credit facility expires in September 2000. Any borrowings under the line of credit will be secured by all of our assets. The line of credit requires our financial ratios to be in compliance with the debt covenants. At December 31, 1999, we had no outstanding borrowings under the line of credit.

      Cash and cash equivalents were $612,000 at December 31, 1998 and $2.4 million at December 31, 1999. Investments, which reflect the application of our net proceeds from our initial public offering, were $45.0 million at December 31, 1999. Net cash provided by operating activities was $731,000 and $674,000 for the years ended December 31, 1998 and 1999. Capital expenditures of $249,000 and $526,000 for the years ended December 31, 1998 and 1999 were used primarily for computer equipment, office equipment and leasehold improvements related to our growth.

      Through September 30, 1999, we operated as an S corporation. Accordingly, our stockholders included their pro rata share of our income in their personal income tax returns, and we were not subject to federal and most state income taxes during the periods prior to that time. Our stockholders elected to rescind the S corporation election effective on October 1, 1999. We paid $2.8 million to our stockholders on December 30, 1999 as an S corporation distribution, and this distribution was funded through operating income. We owe an additional $231,000 to these stockholders of unpaid S corporation distributions that we expect to pay out of cash from operating activities in 2000.

      We anticipate that the net proceeds from this offering, together with proceeds from our initial public offering, existing sources of liquidity and funds generated from operations, should be adequate to fund our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

Year 2000 Readiness Disclosure

      Our business operations were not adversely affected by any year 2000 issues. Prior to the end of 1999, we acted to ensure that our products and critical internal business systems were year 2000 compliant.

      We have funded the costs to become year 2000 compliant from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. However, we may incur significant costs if unanticipated year 2000 compliance problems arise. These unanticipated costs, or our failure to correct any unanticipated year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      Cysive is exposed to interest rate risk related to its borrowings under the credit facility with Merrill Lynch & Co., Inc. There were no borrowings outstanding under the credit facility as of December 31, 1999.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Cysive, Inc.

      We have audited the accompanying balance sheets of Cysive, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cysive, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia

January 31, 2000

CYSIVE, INC.

BALANCE SHEETS

	December 31,

	1998	1999

Assets

Current assets:

Cash and cash equivalents	$611,654	$2,432,966

Investments	—	45,039,449

Accounts receivable, less allowance of $160,000 and $651,000 at December 31, 1998 and 1999.	2,070,196	6,564,964

Prepaid expenses and other assets	112,095	1,243,105

Deferred income taxes	—	382,937

Total current assets	2,793,945	55,663,421

Furniture, fixtures and equipment, net	338,452	641,353

Deferred income taxes	—	4,766,003

Other assets	30,190	282,778

Total assets	$3,162,587	$61,353,555

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$27,219	$345,729

Accrued liabilities	616,715	3,329,083

Total current liabilities	643,934	3,674,812

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $1.00 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.01 par value, 75,000,000 shares authorized; 6,777,000 and 11,409,298 issued and outstanding at December 31, 1998 and 1999, respectively	67,770	114,093

Additional paid-in capital	176,485	79,880,374

Deferred stock compensation	(105,829)	(13,571,807)

Retained earnings (deficit)	2,380,227	(8,743,917)

Total stockholders’ equity	2,518,653	57,678,743

Total liabilities and stockholders’ equity	$3,162,587	$61,353,555

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1997	1998	1999

Revenues	$7,711,138	$9,141,966	$25,265,417

Direct costs	2,798,005	3,741,559	8,899,276

Gross profit	4,913,133	5,400,407	16,366,141

Operating expenses:

General and administrative	2,753,812	2,725,290	7,228,723

Sales and marketing	760,572	1,823,983	5,490,956

Stock compensation	—	69,229	14,850,784

Total operating expenses	3,514,384	4,618,502	27,570,463

Operating income (loss)	1,398,749	781,905	(11,204,322)

Other income, net	23,543	14,080	432,081

Net Income (loss) before taxes	1,422,292	795,985	(10,772,241)

Income tax benefit	—	—	4,369,298

Net income (loss)	$1,422,292	$795,985	$(6,402,943)

Earnings (loss) per share:

Basic	$0.21	$0.12	$(0.73)

Diluted	$0.18	$0.10	$(0.73)

Weighted average shares outstanding	6,777,000	6,777,000	8,814,966

Weighted average shares and common stock equivalents	7,766,211	7,993,659	8,814,966

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Deferred	Retained
			Paid-In	Stock	Earnings
	Shares	Amount	Capital	Compensation	(Deficit)	Total

Balance at December 31, 1996	6,777,000	$67,770	$1,427	$—	$1,408,618	$1,477,815

Stockholder distribution	—	—	—	—	(686,473)	(686,473)

Deferred stock compensation	—	—	177,987	(177,987)	—	—

Net income	—	—	—	—	1,422,292	1,422,292

Balance at December 31, 1997	6,777,000	67,770	179,414	(177,987)	2,144,437	2,213,634

Stockholder distribution	—	—	—	—	(560,195)	(560,195)

Issuance of compensatory stock options	—	—	41,329	—	—	41,329

Deferred stock compensation	—	—	(44,258)	72,158	—	27,900

Net income	—	—	—	—	795,985	795,985

Balance at December 31, 1998	6,777,000	67,770	176,485	(105,829)	2,380,227	2,518,653

Stockholder distribution	—	—	—	—	(4,721,201)	(4,721,201)

Common stock issued upon exercise of options	1,379,798	13,798	1,116,871	—	—	1,130,669

Issuance of common stock in initial public offering	3,252,500	32,525	50,270,256	—	—	50,302,781

Issuance of compensatory stock options	—	—	28,316,762	(15,032,512)	—	13,284,250

Deferred stock compensation	—	—	—	1,566,534	—	1,566,534

Net loss	—	—	—	—	(6,402,943)	(6,402,943)

Balance at December 31, 1999	11,409,298	$114,093	$79,880,374	$(13,571,807)	$(8,743,917)	$57,678,743

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1997	1998	1999

Cash flows from operating activities:

Net income (loss)	$1,422,292	$795,985	$(6,402,943)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	144,763	163,816	196,283

Amortization	115,555	3,712	26,564

Stock compensation	—	69,229	14,850,784

Deferred income taxes	—	—	(5,148,940)

Loss on sale of furniture, fixtures and equipment, net	—	664	—

Provision for doubtful accounts	150,000	10,000	557,537

Changes in operating assets and liabilities:

Accounts receivable	(754,038)	(642,114)	(5,052,305)

Prepaid expenses and other assets	(10,156)	(106,920)	(1,383,598)

Accounts payable	(4,026)	12,175	318,510

Accrued liabilities	(63,477)	424,230	2,712,368

Net cash provided by operating activities	1,000,913	730,777	674,260

Cash flows from investing activities:

Purchase of investments	—	—	(146,146,387)

Sale of investments	—	—	101,106,938

Capital expenditures	(80,011)	(249,211)	(525,748)

Net cash used in investing activities	(80,011)	(249,211)	(45,565,197)

Cash flows from financing activities:

Stockholder distributions	(686,473)	(560,195)	(3,614,389)

Proceeds from sale of common stock	—	—	50,302,781

Exercise of common stock options	—	—	23,857

Advances under line of credit	—	1,523,777	—

Repayments of line of credit	—	(1,523,777)	—

Net cash (used in) provided by financing activities	(686,473)	(560,195)	46,712,249

Increase (decrease) in cash and cash equivalents	234,429	(78,629)	1,821,312

Cash and cash equivalents at beginning of year	455,854	690,283	611,654

Cash and cash equivalents at end of year	$690,283	$611,654	$2,432,966

Supplemental Cash Flow Information:

Cash paid for income taxes	$—	$—	$742,500

See accompanying notes.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization

      Cysive, Inc. (the “Company” or “Cysive”) is a leading software engineering firm that designs and builds complex, highly customized systems supporting large scale e-businesses. Since commencing operations in 1994, Cysive has used advanced Internet technologies to build its customers’ e-business capabilities. Cysive designs software systems which can handle high volumes of transactions, operate reliably on a 24/7 basis and expand to meet the growth requirements of large scale e-business. The Company operates in one business segment.

      On October 15, 1999, the Company completed its initial public offering (“IPO”) and issued 3,000,000 shares of common stock at $17.00 per share. Subsequently on October 22, 1999, an additional 252,500 shares at $17.00 per share were sold as the underwriters exercised their over-allotment option related to the IPO.

Note 2 — Summary of Significant Accounting Policies

Revenue Recognition

      The Company derives substantially all of its revenues from time and materials contracts. On these contracts, revenues are computed by multiplying the number of project personnel hours expended in the performance of the contract by the contract billing rates plus other directly billable costs. Reserves for possible losses on contracts, if any, are recognized in full when determined. Any prepayments by clients are recorded as deferred revenue and are recognized as services are provided. Reimbursable project costs are excluded from revenue as the Company incurs these costs on behalf of its customers.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

      The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders’ equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income. As of December 31, 1998 and 1999, there are no material unrealized gains or losses on investments. At December 31, 1999 the investments consisted of short-term municipal and commercial bonds.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and certain investments. The cash is held by several financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

which, historically, have been within management’s expectations. The carrying amount of the receivables approximates their fair value. Investments are evaluated to determine whether any unrealized losses have occurred and any losses are booked at the time the loss occurs.

Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment are stated at historical cost, net of accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred, while significant improvements are capitalized. Furniture, fixtures and equipment are depreciated or amortized over their estimated useful life, on the straight-line basis, using the following useful lives:

Computers and related equipment	Three years

Software	Three years

Furniture	Five years

Leasehold Improvements	Shorter of lease term or useful life

Income Taxes

      For the period from October 1, 1999 through December 31, 1999, the Company provided for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Prior to October 1, 1999, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company’s shareholders included their pro rata share of the Company’s income in their personal income tax returns. Accordingly, the Company was not subject to federal and most state income taxes during the historical periods prior to October 1, 1999. The Company has paid out substantially all of the undistributed balance of cumulative income taxed or taxable to these stockholders as of December 31, 1999.

      In connection with the S corporation to C corporation conversion, the Company recorded a deferred tax benefit of $4.8 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at October 1, 1999.

Stock-Based Compensation

      The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) using the intrinsic value method. The Company has made pro forma disclosures required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation” using the fair value method.

Earnings (Loss) Per Share

      Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options.

Significant Customers

      For the year ended December 31, 1997, three customers individually represented 50%, 17% and 10% of the Company’s revenues. For the year ended December 31, 1998, three customers individually represented

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

20%, 18% and 13% of the Company’s revenues. For the year ended December 31, 1999, three customers individually represented 28%, 11% and 10% of the Company’s revenues.

Advertising Costs

      All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997, 1998 and 1999, the Company expensed $88,000, $194,000 and $1.3 million, respectively, as advertising costs.

Reclassifications

      Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

Note 3 — Investments

      The following is a summary of the estimated fair value of available-for-sale securities at December 31, 1999:

Municipal bonds	$43,068,630

Corporate bonds	1,970,819

$45,039,449

      Gross unrealized holding gains and losses for the year ended December 31, 1999 were not material. Gross realized gains and losses for the year ended December 31, 1999 were not material. For purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

      Investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

Note 4 — Furniture, Fixtures and Equipment

      Major classes of furniture, fixtures and equipment consist of the following:

	December 31,

	1998	1999

Computers and related equipment	$547,130	$807,724

Furniture	99,636	246,802

Software	64,412	76,668

Leasehold improvements	44,417	78,008

	755,595	1,209,202

Less accumulated depreciation and amortization	(417,143)	(567,849)

	$338,452	$641,353

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	1998	1999

Payroll and payroll taxes	$295,816	$687,273

Bonuses	141,496	1,311,643

Commissions	—	333,593

Vacation	96,798	259,112

Accrued expenses	13,128	469,267

S corporation distribution	—	231,053

Deferred revenue	69,477	—

Income taxes payable	—	37,142

	$616,715	$3,329,083

Note 6 — Line of Credit

      In June 1998, the Company entered into a line of credit with a financial institution from which the Company may draw up to $1.0 million. In March 1999 and September 1999, the Company increased the amount available for withdrawal to $1.5 million and $2.5 million, respectively. The line of credit expires in September 2000. Interest accrues on outstanding balances at the 30-day commercial paper rate as quoted in the Wall Street Journal, plus 2.65% per annum. The line of credit is secured by all assets of the Company. At December 31, 1998 and 1999, there were no outstanding borrowings. Commitment fees of 0.5% paid per $500,000 of credit facility during 1998 and 1999 were not material.

Note 7 — Employee Benefit Plan

      The Company has a 401(k) Savings Plan (the “Plan”) in which employees are eligible to participate beginning on the first day of the quarter subsequent to their hire date and attaining age 21. The Plan allows employees to contribute up to 15% of their bi-weekly compensation, subject to the statutory limitations. The Company matches employee contributions up to the first six percent of each participant’s bi-weekly compensation, subject to statutory limitations. The Company contributions to the Plan are discretionary as authorized by the Board of Directors. Expense reflected in the statements of operations relating to the Plan was $210,000, $257,000 and $546,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Note 8 — Income Taxes

S Corporation

      From inception through September 30, 1999, the Company operated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company’s stockholders included their pro rata share of the Company’s income in their personal income tax returns. Accordingly, the Company was not subject to federal and most state income taxes for earnings in 1997, 1998 and the first nine months of 1999.

      Stockholders elected to rescind the S corporation election effective on October 1, 1999. The Company calculated $3.0 million as the previous earned and undistributed S corporation taxable earnings through September 30, 1999 and paid out approximately $2.8 million to the existing stockholders of the Company as of September 30, 1999 during 1999. An additional $231,000 will be paid in 2000 and has been accrued for in 1999. These payments were paid out of the cumulative earnings of the Company.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

C Corporation

      The Company recorded a deferred tax benefit of $4.8 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at October 1, 1999.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Components of the Company’s net deferred tax asset balances at December 31, 1999 are as follows:

Deferred tax assets:

Accrued expenses	$295,947

Stock compensation	4,950,245

Asset reserves	252,154

Total deferred tax assets	$5,498,346

Deferred tax liabilities:

Change from cash to accrual method for tax purposes	(336,750)

Depreciation	$(12,656)

Total deferred tax liabilities	$(349,406)

Net deferred tax asset	$5,148,940

      The components of the provision for income taxes for the period ended December 31, 1999 are as follows:

Current tax expense:

Federal	$634,787

State	144,855

Deferred tax benefit:

Federal	(4,192,285)

State	(956,655)

Net benefit for income taxes	$(4,369,298)

      The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal rate to income (loss) before taxes was attributable to the following:

	Amount	Percentage

Federal statutory income tax benefit	$(3,662,562)	(34.0)

Adjustment for S corporation income taxable to stockholders	3,595,225	33.4

State taxes (net of federal benefit)	52,038	0.5

Permanent items	439,666	4.1

Effect of change in tax status	(4,793,665)	(44.6)

	$(4,369,298)	(40.6)%

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 — Stockholders’ Equity

Equity Transactions

      In January 1999, two employees and stockholders of the Company exercised options for the purchase of 1,350,000 shares for $1.1 million, which was funded through a distribution in the same amount to the stockholders.

      On September 24, 1999, the Company declared a 2.25-for-one stock split. All share and per-share amounts, including stock option information, have been restated in these notes and the accompanying financial statements to reflect this stock split.

      In October 1999 and December 1999, two stockholders and 22 employees of the Company, respectively, exercised options to purchase a combined total of 29,798 shares for $32,669 of which $10,312 was funded through a distribution to the stockholders and the remainder was paid in cash.

      On October 15, 1999, the Company completed its IPO and issued 3,000,000 shares of common stock at $17.00 per share. An additional 350,000 shares were sold by an existing stockholder at $17.00 per share. In connection with the IPO, Cysive offered the underwriters of the offering an option to purchase an additional 502,500 shares of common stock (252,500 sold by the Company and 250,000 sold by an existing stockholder) at $17.00. This option was exercised on October 22, 1999. Total proceeds to the Company from its IPO, net of underwriting discounts and costs of the offering, were approximately $50.3 million.

Stock Options

      In December 1994, the Company established a stock option plan (the “1994 Option Plan”) under which 2,250,000 shares of common stock were reserved for issuance upon exercise of options granted to employees, officers and directors of the Company. The Board of Directors increased the number of shares available under the plan to 4,500,000 in November 1995, to 6,750,000 in April 1997, to 10,350,000 in April 1999 and subsequently to 11,350,000 in July 1999. The price for the incentive stock options is to be not less than the fair market value at the date of grant as determined by the Board of Directors. The 1994 Option Plan provides for incentive, non-qualified and restricted stock options. Non-employees are not eligible for incentive stock options.

      In July 1997, the Company issued non-qualified options to purchase 322,961 shares to select Company directors and an employee (the “Employee”) at an exercise price of $0.83 per share which was considered to be below fair market value at the time of the option grants. Accordingly, the Company recorded deferred stock compensation of $177,987. In March 1998, the Company issued non-qualified options to purchase 40,154 shares to an officer at an exercise price of $0.83 per share which was considered to be below fair market value at the time of the option grant. The Company recorded deferred stock compensation of $22,129. In June 1998, the Employee left the Company and $66,387 was reversed from deferred stock compensation since no options had vested. In July 1998 and in July 1999, the Company also amortized $27,900 and $27,900, respectively, to expense to reflect the 25% vested portion of the deferred stock compensation in each year.

      In 1999, the Company issued 20% vested incentive stock options to purchase 327,987 shares and fully vested non-qualified options to purchase 1,280,763 shares at exercise prices of $1.67 and $0.83 per share (each of which was considered to be below fair market value for financial reporting purposes), respectively. In accordance with APB 25, the Company recorded $13.3 million in compensation expense. In connection with the grant of other certain options to employees during the nine months ended September 30, 1999, the Company recorded deferred stock compensation of approximately $15.1 million, based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders’ equity and are being amortized on a straight-line method over a period of four years.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The deemed fair value for accounting purposes was determined relative to the mid-point ($12.00) of the anticipated initial public offering price range as of the date of the initial filing. In addition, 46,238 options issued in 1998 at an exercise price of $0.83 per share (which was considered to be below fair market value for financial reporting purposes) vested and the Company recorded $18,600 in compensation expense.

      Options granted under this plan expire no more than five years from the date of grant for 10% stockholders and ten years from the date of grant for all other recipients. Except as otherwise noted above, options granted through April 19, 1999 under this plan vest in accordance with the following schedule: one year from the date of the grant, 25%, two years from the date of the grant, 25%, and three years from the date of the grant, the remaining 50%. Options granted subsequent to July 19, 1999 vest 25% per year for four years.

      The Company has reserved 11,350,000 shares of common stock issuable upon exercise of options granted under the 1994 Option Plan, of which options to purchase 3,580,520 shares of common stock are available for grant under the 1994 Option Plan as of December 31, 1999.

      The Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized related to options granted at fair value during 1997, 1998 and 1999.

      Common stock option activity was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1996	2,623,500	$0.87

Granted	865,125	$1.17

Exercised	—	—

Cancelled or expired	(275,062)	$0.87

Outstanding at December 31, 1997	3,213,563	$0.96

Granted	1,543,500	$1.39

Exercised	—	—

Cancelled or expired	(405,563)	$1.21

Outstanding at December 31, 1998	4,351,500	$1.08

Granted	3,785,387	$5.03

Exercised	(1,379,798)	$0.82

Cancelled or expired	(127,407)	$1.37

Outstanding at December 31, 1999	6,629,682	$3.39

Exercisable at December 31, 1999	3,000,969	$1.03

      The following table summarizes information regarding stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.00 — $20.00	6,415,182	8.5	$1.83	3,000,969	$1.03

$20.01 — $40.00	3,000	9.8	$37.75	—	—

$40.01 — $58.00	211,500	9.9	$49.98	—	—

$0.00 — $58.00	6,629,682	8.6	$3.39	3,000,969	$1.03

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted after 1995 consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows:

	Year Ended December 31,

	1997	1998	1999

Net income (loss) — pro forma	$1,279,562	$552,470	$(6,513,594)

Pro forma earnings (loss) per common share	$0.19	$0.08	$(0.74)

Pro forma earnings (loss) per common share — assuming dilution	$0.17	$0.07	$(0.74)

      The effect of applying SFAS No. 123 on 1997, 1998 and 1999 pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants after 1995: volatility of 0%; dividend yield of 0%; expected life of the option term of three, four and five years, respectively; and risk-free interest rate of 6.5%. The weighted average fair values of the options granted in 1997 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $0.24 and $0.70 per share, respectively. The weighted average fair value of the options granted in 1998 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $0.57 and $1.18 per share, respectively. The weighted average fair values of the options granted in 1999 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $14.58 and $1.24 per share, respectively.

Note 10 — Earnings (Loss) Per Share

      The following table summarizes the computation of basic and diluted earnings (loss) per share for the years ended December 31, 1997, 1998 and 1999:

	Years Ended December 31,

	1997	1998	1999

Numerator:

Net income (loss)	$1,422,292	$795,985	$(6,402,943)

Denominator:

Weighted average shares outstanding	6,777,000	6,777,000	8,814,966

Weighted average effect of common stock equivalents outstanding	989,211	1,216,659	—

	7,766,211	7,993,659	8,814,966 *

Earnings (loss) per share:

Basic	$0.21	$0.12	$(0.73)

Diluted	$0.18	$0.10	$(0.73)

*	Excludes 5,351,557 shares, as the effect is anti-dilutive.

Note 11 — Commitments and Contingencies

Lease Obligations

      The Company is obligated under various non-cancelable leases for office facilities and select computer equipment. These leases generally provide for renewal options and escalation increases. On November 15,

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

1999, the Company executed a lease for a new principal headquarters in Reston, VA that expires in April 2010. In 1998, the Company amended a non-cancelable operating lease and also entered into a new non-cancelable operating lease for office space in California.

      Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 1999 are as follows:

2000	$1,144,972

2001	1,578,254

2002	1,624,336

2003	1,548,833

2004	1,429,373

Thereafter	8,008,662

Total minimum lease payments	$15,334,430

      Rental expense on operating leases was $108,000, $237,000 and $326,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Lawsuit

      In December 1999, a lawsuit was filed against the Company by a former service provider. Management denies the alleged factual and legal bases of the lawsuit and is defending the matter vigorously. Although the Company does not expect this lawsuit to have a material adverse effect on the Company’s financial statements, an adverse judgment could have a material adverse effect on the operating results of the Company for the period in which any adverse judgment might occur.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The following table presents information about each of our executive officers, key employee and directors.

Name	Age	Position(s)

Nelson A. Carbonell, Jr.	36	Chairman of the Board, President, Chief Executive Officer and Founder

John R. Lund	37	Chief Financial Officer, Treasurer, Secretary and Director

Michael E. Price	52	Chief Technical Officer

Robert C. Rubinstein	59	Chief Operating Officer

Joseph M. Rymsza	33	Vice President, Sales

John M. Saaty	32	Vice President, Marketing

Penny J. Jobin	43	Director of Recruiting

Jon S. Korin	45	Director

Eric J. Magleby	39	Director and Founder

John M. Sabin	45	Director

      Nelson A. Carbonell, Jr. founded Cysive and has served as President, Chief Executive Officer and Chairman of the board of directors since we commenced operations in 1994. From February 1991 until March 1994, Mr. Carbonell served as Director of Commercial Systems, Inc. at PRC, Inc., now a subsidiary of Litton Industries. PRC Inc. is a leading provider of information technology and systems-based solutions for the U.S. government and commercial customers. Mr. Carbonell serves on the Executive Committee of the Washington-Baltimore Young President’s Organization. Mr. Carbonell received a B.S. in Electrical Engineering from George Washington University in 1985.

      John R. Lund has served as our Treasurer since December 1995, our Chief Financial Officer since April 1997 and our Secretary since April 1999. Mr. Lund has also served as a Director since April 1999. From December 1995 until April 1997, Mr. Lund served as our Vice President of Finance. From December 1994 until December 1995, Mr. Lund was Vice President of Finance for Public Sector, Inc., a subsidiary of PRC, Inc. Mr. Lund received a B.S. in Accounting from Brigham Young University in 1986.

      Michael E. Price has served as our Chief Technology Officer since November 1997. From October 1995 until November 1997, Mr. Price served as our Vice President of Technology. From October 1993 until October 1995, Mr. Price served as a member of the technical staff of MRJ Technology Solutions, a provider of information systems and engineering services primarily to the U.S. government.

      Robert C. Rubinstein has served as our Chief Operating Officer since July 1999. From March 1999 until July 1999, Mr. Rubinstein served as our Vice President of Consulting. From August 1997 until March 1999, Mr. Rubinstein served as Vice President of the Communications Operations and Maintenance Support Sector of MRJ Technology Solutions, managing their Computer & Communications Support and Communications Operations and Maintenance Support contracts. From August 1994 until August 1997, Mr. Rubinstein served as the Director of the Network Systems Division of MRJ and was responsible for government and commercial networking and enterprise application development. Mr. Rubinstein received a B.A. in Mathematics from California State University at Los Angeles in 1963.

      Joseph M. Rymsza has served as our Vice President of Sales since March 1998. From October 1991 until February 1998, Mr. Rymsza served in numerous domestic and international sales management capacities for Object Design, Inc., a developer of object-oriented databases. Mr. Rymsza received a B.S.E.E. in Electrical and Computer Engineering from the University of Notre Dame in 1989.

      John M. Saaty has served as our Vice President of Marketing since July 1999. From December 1998 until June 1999, Mr. Saaty served as our Director of Marketing. From August 1995 until November 1998, Mr. Saaty served as a brand manager for Intel Corp. responsible for microprocessor brand strategy and marketing, and as a product marketing manager for consumer desktop PCs. Mr. Saaty received a B.A. in English from Northwestern University in 1990 and an M.B.A. in Marketing from The Wharton School of the University of Pennsylvania in 1995.

      Penny J. Jobin has served as our Director of Recruiting since September 1995. From January 1993 until August 1995, Ms. Jobin served as Director of Technical Recruiting at Paul-Tittle Associates, an executive search firm in McLean, Virginia. Ms. Jobin received a B.S. in Business Administration from George Mason University in 1980.

      Jon S. Korin has served as a Director since April 1997. Mr. Korin has served as vice president of strategic development for PRC, Inc. since June 1993. He is a board member and past president of the National Capital chapter of the Association for Corporate Growth and a board member of the IT Services Division of the Information Technology Association of America. Mr. Korin received a B.S. from The Wharton School of the University of Pennsylvania in May 1976 and attended the New York University Graduate School of Business.

      Eric J. Magleby is currently a partner at Amp Capital Partners, LLC. He has served as a Director since we commenced operations in 1994. From February 1994 until April 1999, Mr. Magleby was our Executive Vice President. Mr. Magleby received a B.S. in 1985 and M.S. in 1990 from Brigham Young University.

      John M. Sabin has served as a Director since April 1997. Since January 2000, Mr. Sabin has served as Chief Financial Officer and General Counsel of Oceanix Biosciences Corporation, a bioinformatics and biotechnology company. From September 1999 to January 2000, Mr. Sabin acted as a business consultant in the hotel and lodging industry. From May 1998 until September 1999, Mr. Sabin served as Executive Vice President and Chief Financial Officer of Hudson Hotels Corporation, a publicly traded hotel ownership and management company. From February 1997 until May 1998, Mr. Sabin served as Senior Vice President and Treasurer of Vistana, Inc., a publicly traded company that owns, operates and develops time share resorts, and served as Chief Financial Officer of Vistana from February 1997 until November 1997. From June 1996 until February 1997, Mr. Sabin served as Vice President of Finance of Choice Hotels International, Inc., a publicly traded hotel franchisor, and served as Vice President of Mergers and Acquisitions from June 1995 to February 1997. From December 1993 until October 1996, he served as Vice President of Finance and Assistant Treasurer of Manor Care, Inc., the former parent of Choice Hotels International, Inc. Mr. Sabin is a Director and non-Executive Chairman of the Board of Competitive Technologies, Inc., a publicly traded technology licensing and transfer company. Mr. Sabin received his B.S., M.Acc. and M.B.A. degrees from Brigham Young University and a J.D. degree from the J. Reuben Clark Law School at Brigham Young University.

Board Composition

      We currently have five directors whose terms of office are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in April 2000; Class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. The Class I directors are Messrs. Carbonell and Magleby, the Class II directors are Messrs. Lund and Sabin and the Class III director is Mr. Korin. At each annual meeting of stockholders after the initial classification or special meeting held in place of an annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or similar special meeting. If the board of directors increases the number of directors, the newly created directorships will be distributed among the three classes so that each class of directors will, as nearly as possible, consist of one-third of the directors. This classification of our board of directors may delay or prevent changes in control or management of Cysive.

Board Committees

      Our board of directors has established an audit committee, a compensation committee and an executive committee. The audit committee consists of Messrs. Sabin and Korin and assists the board of directors in fulfilling its responsibilities of ensuring that management maintains an adequate system of internal controls. The audit committee also:

•	recommends an independent audit firm to audit financial statements and to perform services related to the audit;

•	reviews the scope and results of the audit with the independent auditors;

•	considers the adequacy of the internal accounting control procedures; and

•	considers auditors’ independence.

      The compensation committee determines the salaries and incentive compensation of Cysive’s officers and provides recommendations for the salaries and incentive compensation of other employees and software engineers. The compensation committee also administers Cysive’s various incentive compensation, stock and benefit plans. The compensation committee consists of Messrs. Sabin, Magleby and Korin.

      The executive committee determines the objectives and performance criteria of each member of Cysive’s management team. The executive committee consists of Messrs. Carbonell and Lund.

Director Compensation

      Each non-employee director currently receives $1,000 of cash compensation and reimbursement for reasonable travel expenses for each board meeting attended. In addition, upon their first election to office after our initial public offering each director will receive an option to purchase 60,000 shares of our common stock that will vest equally over that director’s three-year term. Until their election, the Class II directors will receive an option to purchase 20,000 shares of our common stock in April 2000 that will vest in one year. Correspondingly, the Class III directors will receive an option to purchase 40,000 shares of our common stock in April 2000 that will vest equally over two years.

Item 11.  Executive Compensation.

      The information is incorporated herein by reference to the Company’s definitive 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information is incorporated herein by reference to the Company’s definitive 2000 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

      The information is incorporated herein by reference to the Company’s definitive 2000 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	The following financial statements of and report of independent public accountants are included in Item 8 of this Form 10-K:

•	Report of Ernst & Young, LLP, Independent Public Auditors.

•	Balance Sheets as of December 31, 1998 and 1999.

•	Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

•	Statements of Stockholders’ Equity for the years ended December 31, 1997, 1998 and 1999.

•	Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

•	Notes to Financial Statements.

(a)(2)	The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2:

•	Report of Independent Public Accountants on the Financial Statement Schedule.

•	Schedule II — Valuation and Qualifying Accounts.

      All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the financial statements of Cysive or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

EXHIBIT INDEX

3.1†	Amended and Restated Certificate of Incorporation
3.2†	Amended and Restated Bylaws
4.1†	Form of Common Stock Certificate
10.1†	Amended and Restated 1994 Stock Option Plan
10.2†	1999 Stock Purchase Plan
10.3†	401(k) Plan
10.4	Employment Agreement by and between Cysive, Inc. and Nelson A. Carbonell, Jr.
10.5	Employment Agreement by and between Cysive, Inc. and John R. Lund
10.6	Employment Agreement by and between Cysive, Inc. and Michael E. Price

10.7	Employment Agreement by and between Cysive, Inc. and Robert C. Rubinstein
10.8	Employment Agreement by and between Cysive, Inc. and Joseph M. Rymsza
10.9	Employment Agreement by and between Cysive, Inc. and John M. Saaty
10.10	Employment Agreement by and between Cysive, Inc. and Penny J. Jobin
10.11†	Basic Ordering Agreement by and between Cysive, Inc. and Sylvan Prometric, Inc.
10.12†	Basic Ordering Agreement by and between Cysive, Inc. and Equifax Secure, Inc.
10.13†	Basic Ordering Agreement by and between Cysive, Inc. and Classified Ventures, LLC
10.14†	Basic Ordering Agreement by and between Cysive, Inc. and Cisco Systems Inc.
10.15†	Basic Ordering Agreement by and between Cysive, Inc. and UOP
10.16†	Revolving Credit Agreement by and between Cysive, Inc. and Merrill Lynch & Co.
10.17	Lease Agreement, dated November 15, 1999, by and between Cysive, Inc. and Parkridge Five Associates Limited Partnership
23.1	Consent of Ernst & Young LLP
27.1	Financial Data Schedule

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-85651.

(b) Reports on Form 8-K.

      None.

(c) Exhibits.

      Cysive hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d) Financial Statement Schedule.

      The following financial statement schedule is filed herewith:

      Schedule II — Valuation and Qualifying Accounts.

      Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of Cysive or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Reston, Commonwealth of Virginia, on February 18, 2000.

CYSIVE, INC.

By:	/s/ NELSON A. CARBONELL, JR.

Nelson A. Carbonell, Jr.
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on February 18, 2000

Name	Title

/s/ NELSON A. CARBONELL, JR. Nelson A. Carbonell, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN R. LUND John R. Lund	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)
/s/ JON KORIN Jon Korin	Director
/s/ JOHN SABIN John Sabin	Director
/s/ ERIC J. MAGLEBY Eric J. Magleby	Director

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

      We have audited the financial statements of Cysive, Inc. as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 31, 2000 (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

McLean, Virginia

January 31, 2000

S-1

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 1997, 1998, 1999

	Balance at	Charged to	Charged to	Balance at
	Beginning of	Costs and	Other	End of
Description	Period	Expenses	Accounts	Period

	(In Thousands)

Allowance for doubtful accounts:

Year ended December 31, 1997	$—	$150	$—	$150

Year ended December 31, 1998	150	28	(18)	160

Year ended December 31, 1999	160	558	(67)	651

S-2