Form 10-Q
period 2000-03-21
CYSIVE INC
filed 2000-05-05
CIK 1093193

================================================================================

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




For the Quarter Ended March 31, 2000                    Commission File No.
                                                            000-27607



                                  CYSIVE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           54-1698017
------------------------                             ----------------------
(State of Incorporation)                               (I.R.S. Employer
                                                     Identification Number)



                              10780 Parkridge Blvd.
                                    Suite 400
                             Reston, Virginia 20191
                                 (703) 259-2300
                    (Address of principal executive offices)

                            11480 Sunset Hills Drive
                                   Suite 200E
                             Reston, Virginia 20190
                                 (703) 742-0865
                 (Former address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X    No
                                                                    ---      ---




As of May 4, 2000, 13,859,425 shares of common stock were outstanding.


================================================================================

                                  CYSIVE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)
                  Balance Sheets as of December 31, 1999 and March 31, 2000...............................    2
                  Income Statements for the three months ended March 31, 1999
                      and 2000............................................................................    3
                  Statements of Cash Flows for the three months ended March
                      31, 1999 and 2000...................................................................    4
                  Notes to Financial Statements...........................................................    5

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................................    6

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................................    11
Item 2.       Changes in Securities and Use of Proceeds...................................................    11
Item 6.       Exhibits and Reports on Form 8-K............................................................    11

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  CYSIVE, INC.

                                 Balance Sheets
                             (dollars in thousands)

                                                                                     December 31,       March 31,
                                                                                         1999             2000
                                                                                     ------------      ----------
                                                                                                       (Unaudited)
Assets
   Current assets
     Cash and cash equivalents...................................................     $   2,433         $   7,141
     Investments.................................................................        45,040           162,984
     Accounts receivable, less allowance of $651 and $654 at December
       31, 1999 and March 31, 2000, respectively ................................         6,565             9,837
     Prepaid expenses and other assets...........................................         1,243             1,079
     Deferred income taxes.......................................................           383               392
                                                                                      ---------         ---------

       Total current assets......................................................        55,664           181,433

   Furniture, fixtures and equipment, net........................................           641             3,157
   Deferred income taxes.........................................................         4,766             4,571
   Other assets..................................................................           283               303
                                                                                      ---------         ---------

       Total assets..............................................................     $  61,354         $ 189,464
                                                                                      =========         =========

Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable............................................................     $     346         $   1,534
     Accrued payroll.............................................................         2,592             2,805
     Accrued liabilities.........................................................           737             1,393
                                                                                      ---------         ---------
       Total current liabilities.................................................         3,675             5,732

   Commitments and contingencies.................................................             -                 -

   Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized; no
     shares issued and outstanding...............................................             -                 -
   Common stock, $0.01 par value; 75,000,000 shares authorized;
     11,409,298 and 13,638,802 issued and outstanding at December 31,
     1999 and  March 31, 2000, respectively......................................           114               136
   Additional paid-in capital....................................................        79,881           204,595
   Deferred stock compensation...................................................       (13,572)          (12,606)
   Accumulated deficit...........................................................        (8,744)           (8,393)
                                                                                      ---------         ---------

       Total stockholders' equity................................................        57,679           183,732
                                                                                      ---------         ---------

Total liabilities and stockholders' equity                                            $  61,354         $ 189,464
                                                                                      =========         =========

                             See accompanying notes

                                  CYSIVE, INC.

                                Income Statements
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                      Three months ended March 31,
                                                                                          1999             2000
                                                                                       ----------       ----------
Revenues..........................................................................     $     4,178      $     12,295
   Direct costs...................................................................           1,530             4,079
                                                                                       -----------      ------------

Gross profit......................................................................           2,648             8,216

Operating expenses:
       General and administrative.................................................           1,294             4,144
       Sales and marketing........................................................             771             2,743
       Stock compensation.........................................................              19               966
                                                                                       -----------      ------------

Total operating expenses..........................................................           2,084             7,853
                                                                                       -----------      ------------

Operating income..................................................................             564               363

Other income, net.................................................................              11               581
                                                                                       -----------      ------------

Income before income taxes........................................................             575               944

Income taxes......................................................................               -               593
                                                                                       -----------      ------------

Net income .......................................................................             575               351
                                                                                       ===========      ============

Earnings per share:

       Basic earnings per share...................................................     $      0.07      $       0.03
       Diluted earnings per share ................................................     $      0.07      $       0.02

Weighted average shares outstanding...............................................       8,127,000        11,941,383

Weighted average shares and common equivalent shares
   outstanding....................................................................       8,770,624        17,622,266



                             See accompanying notes

                                  CYSIVE, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                                         Three months ended March 31,
                                                                                             1999            2000
                                                                                           --------        --------
Cash flows from operating activities:
Net income.......................................................................          $    575        $     351
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation..................................................................                18               99
   Amortization..................................................................                 5               10
   Stock compensation expense....................................................                19              966
   Deferred income taxes.........................................................                 -              185
   Non-cash tax expense..........................................................                 -              407
   Provision for doubtful accounts...............................................               112                4
   Changes in assets and liabilities:
     Accounts receivable.........................................................              (394)          (3,275)
     Prepaid expenses and other assets...........................................                 1              145
     Accounts payable............................................................                (2)           1,188
     Accrued liabilities.........................................................               632              869
                                                                                           --------        ---------

Net cash provided by operating activities........................................               966              949

Cash flows from investing activities:
     Purchase of investments.....................................................                 -         (123,975)
     Sale of investments.........................................................                 -            6,030
     Capital expenditures........................................................               (77)          (2,625)
                                                                                           --------        ---------

Net cash used in investing activities............................................               (77)        (120,570)

Cash flows from financing activities:
     Proceeds from sale of common stock..........................................                 -          123,550
     Exercise of common stock options............................................                 -              779
                                                                                           --------        ---------

Net cash provided by financing activities........................................                 -          124,329

Increase in cash and cash equivalents............................................               889            4,708
Cash and cash equivalents at beginning of period.................................               612            2,433
                                                                                           --------        ---------

Cash and cash equivalents at end of period.......................................          $  1,501        $   7,141
                                                                                           ========        =========


                             See accompanying notes

                                  CYSIVE, INC.

                          Notes to Financial Statements

1.       Basis of Presentation

         The accompanying financial statements of Cysive, Inc. ("Cysive" or the "Company") are unaudited and, in the opinion of management, reflect all normal and recurring adjustments, which are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended December 31, 1999, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 22, 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of results for the full year.

         References in this quarterly report relating to the number of shares of our common stock and options do not reflect our 2-for-1 stock split to be effected in the form of a stock dividend to be paid on May 8, 2000 to stockholders of record on April 27, 2000.

2.       Secondary Public Offering

         On March 17, 2000, the Company and certain selling stockholders completed a secondary public offering. The Company issued 1.5 million shares of common stock resulting in total net proceeds to the Company of $123.4 million (after underwriting discounts and commissions and offering costs).

3.       Earnings per share

         The Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive common stock equivalents.

4.       Compensation Expense

         In 1999, stock options to purchase 3,003,750 share of common stock were granted at exercise prices below fair market value of the common stock on the date of grant. Options to purchase 1,346,360 shares of common stock vested upon issuance and as a result, the Company recorded $13.3 million in stock compensation expense in April 1999. The Company recorded the remaining $15.1 million as deferred stock compensation. This is amortized on a quarterly basis over the period in which the remaining options vest. During the three months ended March 31, 2000, the Company recorded approximately $966,000 as stock compensation expense.

5.       Income Tax Expense

         The Company operated as an S-corporation under the Internal Revenue Code since it commenced operations in 1994 until September 30, 1999, at which time the Company converted to a C-corporation. Accordingly, the Company was not subject to federal and most state income taxes up through September 1999, including the three months ended March 31, 1999 due to the S-corporation status.

         Additionally, as a result of this conversion to a C-corporation, the Company recorded a deferred net tax benefit of $4.8 million for the cumulative differences between the historical cost and tax basis of certain assets and liabilities. Included in the $4.8 million net tax benefit was $5.0 million of deferred tax assets which represents the tax benefit the Company would realize upon the sale of certain non-qualified stock options. Additionally and in conjunction with the secondary public offering referenced in footnote 2, certain grantees of qualified and incentive stock options exercised a portion of these options and sold the common stock issued upon such exercise. This sale created an additional tax benefit of $11.3 million to the Company. The Company recorded a valuation allowance of $11.3 million because the Company believes that it is uncertain as to whether it shall receive any future benefit arising from their tax benefits.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis compares the three month period ended March 31, 2000 to the corresponding period ended March 31, 1999 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2000.

         The matters discussed herein and elsewhere in this 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or similar words or phrases. The matters discussed herein involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward- looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; and our ability to respond to new technological advances in the internet and e-business industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

         Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers' expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended March 31, 1999 and 2000, our five largest customers represented 84.8% and 54.6% of our revenues, respectively.

Results of Operations

         The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                          Three months ended
                                                               March 31,
                                                        ---------------------
                                                          1999         2000
                                                        --------     --------

Revenues                                                   100.0%      100.0%
   Direct costs.......................................      36.6        33.2
                                                        --------     -------

Gross profit..........................................      63.4        66.8

Operating expenses:
     General and administrative.......................      31.0        33.7
     Sales and marketing..............................      18.5        22.3
     Stock compensation...............................       0.4         7.8
                                                        --------     -------

Total operating expenses..............................      49.9        63.8
                                                        --------     -------

Operating income......................................      13.5         3.0

Other income, net.....................................       0.3         4.7
                                                        --------     -------

Income before income taxes............................      13.8         7.7

Income tax expense....................................       0.0         4.8
                                                        --------     -------

Net income............................................      13.8%        2.9%
                                                        ========     =======



Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Revenues. Revenues increased $8.1 million, or 194.3%, to $12.3 million for the three months ended March 31, 2000 from $4.2 million for the same period in 1999. This increase in revenues was due primarily to an increase in our billable rates and an increase in business resulting from an increase in the number of billable employees. In addition, as a result of the direct sales efforts, our number of customers increased by 15 to 24 for the three months ended March 31, 2000 from 9 for the same period in 1999.

         Direct Costs. Direct costs increased $2.6 million, or 166.6%, to $4.1 million for the three months ended March 31, 2000 from $1.5 million for the same period in 1999. The number of employees increased 170% compared to 1999. As a percentage of revenues, direct costs decreased to 33.2% for the three months ended March 31, 2000 from 36.6% for the same period in 1999. This decrease in direct costs as a percentage of revenues was primarily attributable to our higher utilization rates for the three months ended March 31, 2000 of 93% compared with 82% for the same period in 1999.

         Gross Profit. Gross profit increased $5.6 million, or 210.3%, to $8.2 million for the three months ended March 31, 2000 from $2.6 million for the same period in 1999. The gross margin increased to 66.8% for the three months ended March 31, 2000 from 63.4% for the same period in 1999 because our revenue growth exceeded the rate that direct costs increased.

         General and Administrative. General and administrative expenses increased $2.8 million, or 220.2%, to $4.1 million for the three months ended March 31, 2000 from $1.3 million for the same period in 1999. As a percentage of revenues, general and administrative expenses increased to 33.7% for the three months ended March 31, 2000 from 31.0% for the same period in 1999. This increase was due primarily to our expansion of our recruiting and corporate administrative staffs, the addition of new regional offices, the inclusion of costs associated with being a publicly-held company, the increase in legal expenses as well as the increase in costs to support the increased number of employees.

         Sales and Marketing. Sales and marketing expenses increased $2.0 million, or 255.6%, to $2.7 million for the three months ended March 31, 2000 from $771,000 for the same period in 1999. As a percentage of revenues, sales and marketing expenses increased to 22.3% for the three months ended March 31, 2000 from 18.5% for the same period in 1999. This increase was primarily due to the expansion of our direct sales force to 18 for the three months ended March 31, 2000 from 8 for the same period in 1999 and the increase in variable compensation linked to the increase in sales and billing rates. In addition, we incurred additional expenses by increasing its marketing and brand building programs in the three months ended March 31, 2000.

         Stock Compensation. We recorded $966,000 in stock compensation for the three months ended March 31, 2000 as compared to $19,000 in the same period in 1999. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. The stock compensation expense for the three months ended March 31, 2000 was significantly larger than the same period in 1999 due to the revaluation of the deemed fair market value of the stock options in connection with our initial public offering.

         Operating Income. Operating income decreased $201,000, or 35.6% to $363,000 for the three months ended March 31, 2000 from $564,000 for the same period in 1999. The operating margin decreased to 3.0% for the three months ended March 31, 2000 from 13.5% for the same period in 1999. Excluding the impact of the stock compensation expense, operating income increased $765,000, or 135.6% to $1.3 million for the three months ended March 31, 2000 over the same period in 1999. Operating margin, excluding the impact of the stock compensation expense, decreased to 10.8% from 13.5% for the same period in 1999.

         Other Income, Net. Other income, net increased $570,000 to $581,000 for the three months ended March 31, 2000 from $11,000 for the same period in 1999 due to increased interest income earned from investments made in the three months ended March 31, 2000 versus interest expense in the same period in 1999.

         Income before income taxes. Income before income taxes increased $369,000, or 64.3% to $944,000 for the three months ended March 31, 2000 from $575,000 for the same period in 1999. As a result of the above factors, the income before income taxes margin decreased to 7.7% for the three months ended March 31, 2000 from 13.8% in the same period in 1999. Excluding the impact of the stock compensation expense in 2000, income before income taxes increased $1.3 million, or 232.2% for the three months ended March 31, 2000. Similarly, income before income taxes margin, excluding the impact of the stock compensation expense, increased to 15.5% from 13.8% in 1999.

         Income tax expense. We recorded income tax expense of $593,000 for the three months ended March 31, 2000. We recorded no income tax for the three months ended March 31, 1999 because we operated as an S-corporation under the Internal Revenue Code during that period. Assuming we operated as a C-corporation for the three months ended March 31, 1999 with a 40% effective tax rate, income tax expense would have been $230,000.

         Net Income. Net income decreased $224,000, or 39.0%, to $351,000 for the three months ended March 31, 2000 from $575,000 for the same period in 1999. As a result of the above factors, the net margin decreased to 2.9% for the three months ended March 31, 2000 from 13.8% in the same period in 1999. Excluding the impact of the stock compensation expense in 2000 and including the income tax expense in 1999, net income increased $950,000, or 275.4%, for the three months ended March 31, 2000. Similarly, net income margin, excluding the impact of the stock compensation expense in 2000 and including the income tax expense in 1999, increased to 10.5% for the three months ended March 31, 2000 from 8.3% in the same period in 1999.

Liquidity and Capital Resources

         On March 17, 2000, the Company and certain selling stockholders completed a secondary public offering. The Company issued 1.5 million shares of common stock resulting in total net proceeds of $123.4 million (after underwriting discounts and commissions and assumed offering costs).

         Cash and cash equivalents were $2.4 million at December 31, 1999 and $7.1 million at March 31, 2000. Net cash provided by operating activities was $966,000 and $949,000 for the periods ended March 31, 1999 and 2000, respectively. Capital expenditures of $77,000 and $2.6 million for the three months ended March 31, 1999 and 2000, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to our growth.

         The Company anticipates that the net proceeds from its secondary public offering, together with existing sources of liquidity and funds generated from operations, should be adequate to fund its currently anticipated cash needs through at least the next 18 months. To the extent it is unable to fund its operations from cash flows, it may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         With respect to the pending legal proceeding disclosed in our Form
10-K filed with the commission on February 22, 2000, the plaintiff has filed a cross bill against certain executive officers and another individual alleging contribution and fraud. Additionally, a trial for this matter has been scheduled for September 11, 2000.

         Other than as disclosed above, there are no material pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         Between January 1, 2000 and March 31, 2000, we granted options to purchase a total of 111,000 shares of common stock to certain of its employees under our Amended and Restated 1994 Amended Stock Option Agreement.

ITEM 6   Exhibits and Reports on Form 8-K

     a.  Exhibits:

         27.1   Financial Data Schedule

     b.  Reports on Form 8-K:

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYSIVE, INC.


Date: May 5, 2000


                                               /s/ John R. Lund
                                             -----------------------------------
                                        By:  John R. Lund
                                             Chief Financial Officer, Treasurer
                                                and Secretary
                                        (Chief Financial and Accounting Officer)