Form 10-Q
period 2000-06-30
CYSIVE INC
filed 2000-08-11
CIK 1093193

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




FOR THE QUARTER ENDED JUNE 30, 2000                          COMMISSION FILE NO.
                                                                 000-27607



                                  CYSIVE, INC.
             (Exact name of registrant as specified in its charter).

        Delaware                                                      54-1698017
--------------------------                                    ------------------
(State of Incorporation)                                        (I.R.S. Employer
                                                          Identification Number)


                              10780 PARKRIDGE BLVD.
                                    SUITE 400
                             RESTON, VIRGINIA 20191

               (Address of principal executive offices) (Zip Code)

                                  703.259.2300

              (Registrant's telephone number, Including Area Code)

                                 Not Applicable

              (Former name, former address and former fiscal year,
                         if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X   No
                                                            -----    -----



As of August 10, 2000, 27,984,043 shares of common stock were outstanding.

                                 CYSIVE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Balance Sheets as of December 31, 1999 and June 30, 2000.........................................................  2
           Statements of Operations for the three months and six months ended June 30, 1999 and 2000........................  3
           Statements of Cash Flows for the six months ended June 30, 1999 and 2000.........................................  4
           Notes to Financial Statements....................................................................................  5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............................  6

                                                  PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................................................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders ............................................................... 13
Item 6.  Exhibits and Reports on Form 8-K................................................................................... 13

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 CYSIVE, INC.

                                Balance Sheets
                            (dollars in thousands)

                                                                     DECEMBER 31,      JUNE 30,
                                                                        1999            2000
                                                                     ------------    ------------
ASSETS                                                                               (Unaudited)
     Current assets:
         Cash and cash equivalents..............................    $   2,433        $   79,735
         Investments............................................       45,040            94,281
         Accounts receivable, less allowance of $651 and $824
           at December 31, 1999 and June 30, 2000,
           respectively ........................................        6,565             9,989
         Prepaid expenses and other assets......................        1,243               841
         Deferred income taxes..................................          383               412
                                                                    ---------         ---------

              Total current assets..............................       55,664           185,258

     Furniture, fixtures and equipment, net.....................          641             4,675
     Deferred income taxes......................................        4,766             4,733
     Other assets...............................................          283               380
                                                                    ---------         ---------

         TOTAL ASSETS...........................................    $  61,354        $  195,046
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable.......................................    $     346        $    1,068
         Accrued payroll........................................        2,592             4,286
         Accrued liabilities....................................          737             2,061
                                                                    ---------         ---------

              Total current liabilities.........................        3,675             7,415

     Commitments and contingencies..............................           --                --

     Stockholders' equity:

     Preferred stock, $0.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding..............           --                --
     Common stock, $0.01 par value; 500,000,000 shares
      authorized; 22,818,596 and 27,865,525 issued and
      outstanding at December 31, 1999 and  June 30, 2000,
      respectively..............................................          228               279
     Additional paid-in capital.................................       79,767           205,559
     Deferred stock compensation................................     (13,572)          (11,671)
     Accumulated deficit........................................      (8,744)           (6,536)
                                                                    ---------         ---------

              Total stockholders' equity........................       57,679           187,631
                                                                    ---------         ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  61,354        $  195,046
                                                                    =========         =========

                            See accompanying notes

                                 CYSIVE, INC.

                           Statements of Operations
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                            1999          2000            1999           2000
                                                                       ------------   -------------   ------------    -----------
Revenues.............................................................  $      5,246    $    15,209    $     9,424     $   27,504
     Direct costs....................................................         1,943          5,521          3,473          9,599
                                                                       ------------    -----------    -----------     ----------

Gross profit.........................................................         3,303          9,688          5,951         17,905

Operating expenses:
             General and administrative..............................         1,125          4,963          2,419          9,107
             Sales and marketing.....................................           948          3,116          1,720          5,859
             Stock compensation......................................        13,266            935         13,284          1,901
                                                                       ------------    -----------    -----------     ----------

Total operating expenses.............................................        15,339          9,014         17,423         16,867
                                                                       ------------    -----------    -----------     ----------

Operating income (loss)..............................................       (12,036)           674        (11,472)         1,038

Other income, net....................................................            14          2,117             25          2,698
                                                                       ------------    -----------    -----------     ----------

Income (loss) before income taxes....................................       (12,022)         2,791        (11,447)         3,736

Income tax expense...................................................            --            934             --          1,528
                                                                       ------------    -----------    -----------     ----------

Net income (loss) ...................................................  $    (12,022)   $     1,857    $   (11,447)    $    2,208
                                                                       ============    ===========    ===========     ==========

Earnings (loss) per share:
         Basic earnings (loss) per share.............................  $      (0 74)   $      0.07    $     (0.70)    $     0.09
         Diluted earnings (loss) per share ..........................  $      (0 74)   $      0.05    $     (0.70)    $     0.06

Weighted average shares outstanding..................................    16,254,000     27,738,327     16,254,000     25,810,547

Weighted average shares and common equivalent shares outstanding.....    16,254,000     40,452,461     16,254,000     39,441,353

                            See accompanying notes

                                 CYSIVE, INC.

                           Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                    1999            2000
                                                                 -----------     -----------
Cash flows from operating activities:
Net income (loss)............................................     $ (11,447)    $     2,208
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation............................................             83            405
     Amortization............................................             11             26
     Stock compensation expense..............................         13,284          1,901
     Deferred income taxes...................................              -              4
     Non-cash tax expense....................................              -          1,524
     Loss on sale of furniture, fixtures and equipment, net..              5             18
     Provision for doubtful accounts.........................            190            173
     Changes in assets and liabilities:
          Accounts receivable................................        (2,334)        (3,597)
          Prepaid expenses and other assets..................          (297)            304
          Accounts payable...................................            124            722
          Accrued liabilities................................            139          1,324
          Accrued payroll....................................            900          1,694
                                                                  ----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES....................            658          6,706


Cash flows from investing activities:
          Purchase of investments............................              -      (246,029)
          Sale of investments................................              -        196,788
          Capital expenditures...............................          (187)        (4,483)
                                                                  ----------    -----------

NET CASH USED IN INVESTING ACTIVITIES........................          (187)       (53,724)


Cash flows from financing activities:
          Stockholder distributions..........................          (214)              -
          Proceeds from sale of common stock.................              -        123,172
          Exercise of common stock options...................              -          1,148
                                                                  ----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........          (214)        124,320

Increase in cash and cash equivalents........................            257         77,302
Cash and cash equivalents at beginning of period.............            612          2,433
                                                                  ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................     $      869    $    79,735
                                                                  ==========    ===========


                            See accompanying notes

                                 CYSIVE, INC.

                         Notes to Financial Statements

1.   BASIS OF PRESENTATION

     The accompanying financial statements of Cysive, Inc. ("Cysive" or the "Company") are unaudited and, in the opinion of management, reflect all normal and recurring adjustments, which are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended December 31, 1999, included in the Annual Report on Form 10-K filed by the Company with the Securities and
Exchange Commission on February 22, 2000.   The results of operations for the
three and six months ended June 30, 2000 are not necessarily indicative of results for the full year.

     All references to the number of shares of common stock and options reflect a 2-for-1 stock split in the form of a stock dividend effected on May 8, 2000.

2.   SECONDARY PUBLIC OFFERING

     On March 17, 2000, the Company and certain selling stockholders completed a secondary public offering. The Company issued and sold 3.0 million shares of common stock resulting in total net proceeds to the Company of $123.2 million (after underwriting discounts and commissions and offering costs).

3.   EARNINGS (LOSS) PER SHARE

     The Company presents both basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the per share effect of dilutive common stock equivalents. In calculating the diluted earnings (loss) per share for the three and six months ended June 30, 1999, common stock equivalents are excluded because their effect would be anti-dilutive.

4.   COMPENSATION EXPENSE

     In 1999, Cysive granted stock options to purchase 6,007,500 shares of common stock at exercise prices below fair market value of the common stock on the date of grant. Options to purchase 2,692,720 shares of common stock vested upon issuance and as a result, during the three and six months ended June 30, 1999, the Company recorded $13.3 million in stock compensation expense. The Company recorded the remaining $15.1 million as deferred stock compensation. This is amortized on a quarterly basis over the period in which the remaining options vest. During the three and six months ended June 30, 2000, the Company recorded approximately $935,000 and $1,901,000 as stock compensation expense, respectively.

5.   INCOME TAX EXPENSE

     The Company operated as an S-corporation under the Internal Revenue Code since it commenced operations in 1994 until September 30, 1999, at which time the Company converted to a C-corporation. Accordingly, the Company was not subject to federal and most state income taxes up through September 1999, including the three and six months ended June 30, 1999 due to the S-corporation status.

     Additionally, as a result of this conversion to a C-corporation, the Company recorded a deferred net tax benefit of $4.8 million for the cumulative differences between the historical cost and tax basis of certain assets and liabilities. Included in the $4.8 million net tax benefit was $5.0 million of deferred tax assets which represents the tax benefit the Company would realize upon the sale of certain non-qualified stock options. Additionally in 1999, certain grantees of qualified and incentive stock options exercised some of these options and sold the common stock issued upon such exercise. These sales created an additional tax benefit of $11.1 million to the Company. The Company recorded a valuation allowance of $11.1 million because it believes that it is uncertain as to whether Cysive shall receive any future benefit arising from their tax benefits.

6.   RECENT PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101,
Revenue Recognition in Financial Statements, ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company is required to comply with SAB 101 for transactions entered into during the fiscal year beginning October 1, 2000. The Company does not expect the adoption of SAB 101 to have a material impact in its financial position.

     On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25. FIN 44 clarifies guidance for certain issues that arose in the application of APB 25. Some of the more significant conclusions reached by FIN 44 include the definition of an employee, accounting treatment of options granted to non-employee members of the board of directors, awards granted between entities, a change in an individual's employment status, stock option repricing and other modifications including the term and vesting. The Company will adopt this interpretation on its effective date of July 1, 2000.

7.   LAWSUIT

     In December 1999, a lawsuit was filed against the Company by a former service provider. Management denies the alleged factual and legal bases of the lawsuit and is defending the matter vigorously. Although the Company does not expect this lawsuit to have a material adverse effect on the Company's financial statements, an adverse judgment could have a material adverse effect on the operating results of the Company for the period in which any adverse judgment might occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the three and six months ended June 30, 2000 to the three and six months ended June 30, 1999 and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2000.

     The matters discussed herein and elsewhere in this Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or similar words or phrases. The matters discussed herein involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; and our ability to respond to new technological advances in the Internet and e-business industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

OVERVIEW

     Cysive ("we" or "our") is a leading software engineering firm that designs and builds complex, highly customized systems supporting large scale e-businesses. E-businesses are companies that conduct a significant portion of their business through electronic commerce channels which are integrated with existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers' e-business capabilities. We design software systems which can handle high volumes of customer transactions, operate reliably 24 hours per day, seven days per week and expand to meet the growth requirements of large scale e-businesses.

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

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers' expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three months ended June 30, 1999 and 2000 our five largest customers represented 81.5% and 52.6% of our revenues, respectively. For the six months ended June 30, 1999 and 2000, our five largest customers represented 82.5% and 50.4% of our revenues, respectively.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                             1999              2000        1999           2000
                                           --------          --------    --------       --------
REVENUES                                     100.0 %         100.0 %         100.0 %     100.0 %
     Direct costs.......................      37.0            36.3            36.9        34.9
                                           -------          ------         -------      ------

Gross profit............................      63.0            63.7            63.1        65.1

OPERATING EXPENSES:
         General and administrative.....      21.4            32.6            25.7        33.1
         Sales and marketing............      18.1            20.5            18.2        21.3
         Stock compensation.............     252.9             6.2           141.0         6.9
                                           -------          ------         -------      ------

Total operating expenses................     292.4            59.3           184.9        61.3

OPERATING INCOME (LOSS).................    (229.4)            4.4          (121.8)        3.8

Other income, net.......................       0.2            13.9             0.3         9.8
                                           -------          ------         -------      ------

INCOME (LOSS) BEFORE INCOME TAXES.......    (229.2)           18.3          (121.5)       13.6

Income tax expense......................        --             6.1              --         5.6
                                           -------          ------         -------      ------

NET INCOME (LOSS).......................    (229.2)%          12.2 %        (121.5)%       8.0 %
                                           -------          ------         -------      ------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

     Revenues. Revenues increased $10.0 million, or 189.9%, to $15.2 million for the three months ended June 30, 2000 from $5.2 million for the same period in 1999. This increase in revenues was due primarily to an increase in the number of billable employees, an increase in the number of billable hours and an increase in our billable rates. In addition, as a result of our direct sales efforts, our number of active customers increased by 13 to 30 for the three months ended June 30, 2000 from 17 for the same period in 1999.

     Direct Costs. Direct costs increased $3.6 million, or 184.0%, to $5.5 million for the three months ended June 30, 2000 from $1.9 million for the same period in 1999. The number of employees increased 161% compared to the same period in 1999. As a percentage of revenues, direct costs decreased to 36.3% for the three months ended June 30, 2000 from 37.0% for the same period in 1999. This decrease in direct costs as a percentage of revenues was primarily attributable to our higher billing rates.

     Gross Profit. Gross profit increased $6.4 million, or 193.3%, to $9.7 million for the three months ended June 30, 2000 from $3.3 million for the same period in 1999. The gross margin increased to 63.7% for the three months ended June 30, 2000 from 63.0% for the same period in 1999 because of our higher billing rates, despite slightly lower utilization rates for the three months ended June 30, 2000 of 86% compared with 88% for the same period in 1999.

     General and Administrative. General and administrative expenses increased $3.8 million, or 341.3%, to $4.9 million for the three months ended June 30, 2000 from $1.1 million for the same period in 1999. As a percentage of revenues, general and administrative expenses increased to 32.6% for the three months ended June 30, 2000 from 21.4% for the same period in 1999. This increase was due primarily to the expansion of our recruiting and corporate administrative staffs, the addition of new regional offices, the inclusion of costs associated with being a publicly-held company, the increase in depreciation expense of new assets to support our infrastructure, the increase in legal expenses as well as the increase in costs to support the increased number of employees.

     Sales and Marketing. Sales and marketing expenses increased $2.2 million, or 228.5%, to $3.1 million for the three months ended June 30, 2000 from $948,000 for the same period in 1999. As a percentage of revenues, sales and marketing expenses increased to 20.5% for the three months ended June 30, 2000 from 18.1% for the same period in 1999. This increase was primarily due to the expansion of our marketing department and direct sales force to 31 employees for the three months ended June 30, 2000 from 13 for the same period in 1999 and the increase in variable commissions linked to the increase in sales and billing rates. In addition, we incurred additional expenses by increasing our marketing and brand building programs in the three months ended June 30, 2000.

     Stock Compensation. We recorded $935,000 in stock compensation for the three months ended June 30, 2000 compared to $13.3 million in the same period in 1999. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. The stock compensation expense for the three months ended June 30, 1999 was significantly larger than the same period in 2000 because certain options vested immediately in the three months ended June 30, 1999 whereas the stock compensation expense in the three months ended June 30, 2000 is an amortization of our deferred stock compensation.

     Operating Income (Loss). Operating income increased $12.7 million, or 105.6%, to $674,000 for the three months ended June 30, 2000 from an operating loss of $12.0 million for the same period in 1999. As a result of the above factors, the operating margin increased to 4.4% for the three months ended June 30, 2000 from an operating loss margin of 229.4% for the same period in 1999. Excluding the impact of the stock compensation expense, operating income increased $379,000, or 30.9%, to $1.6 million for the three months ended June 30, 2000 from $1.2 million over the same period in 1999. Operating margin, excluding the impact of the stock compensation expense, decreased to 10.6% from 23.4% for the same period in 1999.

     Other Income, Net. Other income, net increased $2.1 million to $2.1 million for the three months ended June 30, 2000 from $14,000 for the same period in 1999 due to increased interest income earned from investments made in the three months ended June 30, 2000 compared to interest income earned on lower cash balances in the same period in 1999.

     Income (Loss) before Income Taxes. Income before income taxes increased $14.8 million, or 123.2%, to $2.8 million for the three months ended June 30, 2000 from a loss before income taxes of $12.0 million for the same period in 1999. As a result of the above factors, the income before income taxes margin increased to 18.3% for the three months ended June 30, 2000 from a loss margin of 229.2% in the same period in 1999. Excluding the impact of the stock compensation expense, income before income taxes increased $2.5 million, or 200.5%, to

$3.7 million for the three months ended June 30, 2000 from $1.2 million over the same period in 1999. Similarly, income before income taxes margin, excluding the impact of the stock compensation expense, increased to 24.5% from 23.7% in 1999.

     Income Tax Expense. We recorded income tax expense of $934,000 for the three months ended June 30, 2000. We recorded no income tax expense for the three months ended June 30, 1999 because we operated as an S-corporation under the Internal Revenue Code during that period. Assuming we operated as a C-corporation for the three months ended June 30, 1999 with a 40% effective tax rate, income tax expense would have been $498,000.

     Net Income (Loss). Net income increased $13.9 million or 115.5%, to $1.9 million for the three months ended June 30, 2000 from a net loss of $12.0 million for the same period in 1999. As a result of the above factors, the net income margin increased to 12.2% for the three months ended June 30, 2000 from a net loss margin of 229.2% in the same period in 1999. Excluding the impact of the stock compensation expense and including the income tax expense in 1999, net income increased $2.0 million, or 273.2%, to $2.8 million for the three months ended June 30, 2000 from $746,000 in the same period in 1999. Similarly, net income margin, excluding the impact of the stock compensation expense in 2000 and 1999 and including the income tax expense in 1999, increased to 18.3% for the three months ended June 30, 2000 from 14.3% in the same period in 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     Revenues. Revenues increased $18.1 million, or 191.9%, to $27.5 million for the six months ended June 30, 2000 from $9.4 million for the same period in 1999. This increase in revenues was due primarily to an increase in the number of billable employees, an increase in the number of billable hours and an increase in our billable rates. In addition, as a result of the direct sales efforts, our number of active customers increased by 16 to 37 for the six months ended June 30, 2000 from 21 for the same period in 1999.

     Direct Costs. Direct costs increased $6.1 million, or 176.4%, to $9.6 million for the six months ended June 30, 2000 from $3.5 million for the same period in 1999. As a percentage of revenues, direct costs decreased to 34.9% for the six months ended June 30, 2000 from 36.9% for the same period in 1999. This decrease in direct costs as a percentage of revenues was primarily attributable to our higher billing rates and a higher utilization rate for the six months ended June 30, 2000 of 90% compared with 85% for the same period in 1999.

     Gross Profit. Gross profit increased $12.0 million, or 200.9%, to $17.9 million for the six months ended June 30, 2000 from $5.9 million for the same period in 1999. The gross margin increased to 65.1% for the six months ended June 30, 2000 from 63.1% for the same period in 1999 because our revenue growth exceeded the rate of increase in direct costs.

     General and Administrative. General and administrative expenses increased $6.7 million, or 276.5%, to $9.1 million for the six months ended June 30, 2000 from $2.4 million for the same period in 1999. As a percentage of revenues, general and administrative expenses increased to 33.1% for the six months ended June 30, 2000 from 25.7% for the same period in 1999. This increase was due primarily to the expansion of our recruiting and corporate administrative staffs, the addition of new regional offices, the inclusion of costs associated with being a publicly-held company, the increase in depreciation expense of new assets to support the infrastructure, the increase in legal expenses as well as the increase in costs to support the increased number of employees.

     Sales and Marketing. Sales and marketing expenses increased $4.1 million, or 240.6%, to $5.8 million for the six months ended June 30, 2000 from $1.7 million for the same period in 1999. As a percentage of revenues, sales and marketing expenses increased to 21.3% for the six months ended June 30, 2000 from 18.2% for the same period in 1999. This increase was primarily due to the expansion of our marketing department and direct sales force and the increase in variable compensation linked to the increase in sales and billing rates. In addition, we incurred additional expenses by increasing our marketing and brand building programs in the six months ended June 30, 2000.

     Stock Compensation. We recorded $1.9 million in stock compensation for the six months ended June 30, 2000 compared to $13.3 million in the same period in 1999. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. The stock compensation expense for the six months ended June 30, 1999 was significantly larger than the same period in 2000 because certain options vested immediately in the six months ended June 30, 1999 whereas the stock compensation expense in the six months ended June 30, 2000 is an amortization of our deferred stock compensation.

     Operating Income (Loss). Operating income increased $12.5 million, or 109.0%, to $1.0 million for the six months ended June 30, 2000 from an operating loss of $11.5 million for the same period in 1999. As a result of the above factors, the operating margin increased to 3.8% for the six months ended June 30, 2000 from an operating loss margin of 121.8% for the same period in 1999. Excluding the impact of the stock compensation expense, operating income increased $1.1 million, or 62.2%, to $2.9 million for the six months ended June 30, 2000 from $1.8 million over the same period in 1999. Operating margin, excluding the impact of the stock compensation expense, decreased to 10.7% from 19.2% for the same period in 1999.

     Other Income, Net. Other income, net increased $2.7 million to $2.7 million for the six months ended June 30, 2000 from $25,000 for the same period in 1999 due to increased interest income earned from investments made in the six months ended June 30, 2000 compared to interest income earned on lower cash balances in the same period in 1999.

     Income (Loss) before Income Taxes. Income before income taxes increased $15.2 million, or 132.6%, to $3.7 million for the six months ended June 30, 2000 from a loss before income taxes of $11.5 million for the same period in 1999. As a result of the above factors, the income before income taxes margin increased to 13.6% for the six months ended June 30, 2000 from a loss margin of 121.5% in the same period in 1999. Excluding the impact of the stock compensation expense in 2000 and 1999, income before income taxes increased $3.8 million, or 206.9%, to $5.6 million for the six months ended June 30, 2000 from $1.8 million over the same period in 1999. Similarly, income before income taxes margin, excluding the impact of the stock compensation expense, increased to 20.5% from 19.5% in 1999.

     Income tax expense. We recorded income tax expense of $1.5 million for the six months ended June 30, 2000. We recorded no income tax for the six months ended June 30, 1999 because we operated as an S-corporation under the Internal Revenue Code during that period.

Assuming we operated as a C-corporation for the six months ended June 30, 1999 with a 40% effective tax rate, income tax expense would have been $1.0 million.

     Net Income (Loss). Net income increased $13.7 million, or 119.3%, to $2.2 million for the six months ended June 30, 2000 from a net loss of $11.5 million for the same period in 1999. As a result of the above factors, the net margin increased to 8.0% for the six months ended June 30, 2000 from a net loss margin of 121.5% in the same period in 1999. Excluding the impact of the stock compensation expense and including the income tax expense in 1999, net income increased $3.3 million, or 408.2%, to $4.1 million for the six months ended June 30, 2000 from $803,000 over the same period in 1999. Similarly, net income margin, excluding the impact of the stock compensation expense and including the income tax expense in 1999, increased to 14.8% for the six months ended June 30, 2000 from 8.5% in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     On March 17, 2000, the Company and certain selling stockholders completed a secondary public offering. The Company issued and sold 3.0 million shares of common stock resulting in total net proceeds of $123.2 million (after underwriting discounts and commissions and offering costs).

     Cash and cash equivalents were $2.4 million at December 31, 1999 and $79.7 million at June 30, 2000. Investments were $45.0 million at December 31, 1999 and $94.3 million at June 30, 2000. Net cash provided by operating activities was $658,000 and $6.7 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures of $187,000 and $4.5 million for the six months ended June 30, 1999 and 2000, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to our growth.

     The Company anticipates that the net proceeds from its secondary public offering, together with existing sources of liquidity and funds generated from operations, should be adequate to fund its currently anticipated cash needs through at least the next 12 months. To the extent the Company is unable to fund its operations from cash flows, it may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      If any of the events described below actually occur, our business, financial condition, or results of operations could be materially adversely affected. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially including those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in, or incorporated by reference into, this Form 10-Q.

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, CAUSING OUR STOCK PRICE TO DECLINE

      Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause fluctuations include:

      -      the loss of a significant customer or project;

      - our employee utilization rate, including our ability to transition employees quickly from completed or terminated projects;

      - the introduction of new services or changes in pricing policies by us or our competitors;

      - our ability to manage costs, including employee costs and support services costs; and

      -      costs related to the expected opening or expansion of our offices

      In any given quarter, most of our revenues have been attributable to a limited number of customers and we expected this to continue. As a result, the cancellation or deferral of even a small number of projects in a particular quarter could significantly reduce our revenues, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenues. A failure to book an expected order in a given quarter or the need to provide training to our employees on new technologies as occurred in the fourth quarter of 1997 and the first half of 1998 would not be offset by a corresponding reduction in costs and could adversely affect our operating results. As a result of these factors, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful.

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

      We depend on software engineers who, although residing in the United States, are not U.S. citizens, and the loss of a significant number of these personnel would make it difficult to serve our customers and grow our business. These software engineers are permitted to work in the United States for up to six years under temporary H-1B visas. Most of our software engineers working under H-1B visas were originally sponsored by former employers and, as a result, hold visas which expire in less than six years from their date of employment by Cysive. As of February 17, 2000, 31, or 27%, of our software engineers were working under H-1B visas. The U.S. Immigration and Naturalization Service limits the number of new H-1B visas issued in each fiscal year, and if this limit is reached, our supply of potential software engineers will be limited. Further, we have extended offers to employees of other companies who are working under H-1B visa in the United States. We cannot employ these H-1B workers until the U.S. Immigration and Naturalization Service approves a separate H-1B visa petition filed by us. Due to a current backlog at the U.S. Immigration and Naturalization Service that has delayed these potential hires from transferring sponsorship to Cysive, they have not been able to begin working for us. If this delay were to continue, our ability to recruit and hire these personnel would be impaired. In addition, changes in existing U.S. immigration laws that make it more difficult for potential employees to obtain H-1B visas could impair our ability to compete for and provide services to customers and could adversely affect our business, financial condition and results of operations.

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

      The e-business engineering market is intensely competitive and faces rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Our competitors fall into four major categories:

      - internal information technology departments of current and potential customers;

- Internet professional services providers, such as Proxicom, Inc., Scient Corporation and Viant Corporation;
- large information technology consulting services providers, such as Andersen Consulting LLP, Electronic Data Systems Corporation, International Business Machines Corporation and PricewaterhouseCoopers LLP; and
- traditional information technology services providers, such as Sapient Corporation

Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, large customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors form entering our industry. Therefore, we expect to continue to face additional competition from new entrants into our industry.


WE ENTER INTO NON-COMPETE AGREEMENTS WITH SOME OF OUR CUSTOMERS, WHICH REDUCES THE NUMBER OF OUR POTENTIAL CUSTOMERS AND SOURCES OF REVENUES

      A substantial portion of our business involves the development of software applications for specific projects. Ownership of customer-specific software is generally retained by the customer, although we retain rights to some of the applications, processes and other intellectual property developed in connection with projects. We sometimes agree, however, not to reuse this customer-specific software when building systems for a customer's competitors. In addition, we occasionally agree not to build any type of system for a customer's competitors for limited periods of time, which have been as long as two years. These non-compete agreements reduce the number of our potential customers and our sources of revenues.

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

IF WE FAIL TO MEET OUR CUSTOMERS' EXPECTATIONS, WE COULD DAMAGE OUR REPUTATION AND HAVE DIFFICULTY ATTRACTING NEW BUSINESS OR BE SUED

      Our projects are complex and critical to our customers. As a result, if we fail or are unable to meet a customer's expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that customer or others. If we fail to perform adequately on a project, a customer could sue us for damages. Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

CURRENTLY, OUR BUSINESS DEPENDS ON INTEGRATING INTERNET-RELATED TECHNOLOGY INTO OUR CUSTOMERS' BUSINESSES, AND, AS A RESULT, OUR BUSINESS WILL SUFFER IF USE OF THE INTERNET AS A MEANS FOR COMMERCE DECLINES

      If commerce on the Internet does not continue to grow or grows slower than expected, the need for our e-business enabling services could decline, resulting in fewer projects and reduced revenues. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

-  actual or perceived lack of security of information;
- lack of access and ease of use; congestion of Internet traffic or other usage delays; inconsistent quality of service;
-  increases in access costs to the Internet;
- evolving government regulation; uncertainty regarding intellectual property ownership;
-  costs associated with the obsolescence of existing infrastructure;
-  and economic viability of the Internet commerce model.

SOME OF OUR CUSTOMERS ARE SMALL OR HAVE LITTLE OR NO OPERATING HISTORY, RAISING THE POSSIBILITY THAT THEY MAY LACK SUFFICIENT CASH FLOW TO PAY OUR FEES

      We believe that an increasing portion or our future revenues could be derived from emerging companies, like our current customer LeapIT.com, formed specifically to conduct business over the Internet. These companies often have little or no earnings or cash flow, and their businesses are more likely to fail than those of more mature companies. As a result, they may be unable to pay our fees in a timely fashion or at all.

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

                                   PART II.
                               OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 11, 2000, we filed a certificate of amendment to our articles of incorporation with the Secretary of State for the State of Delaware. This amendment increased the total number of shares of common stock authorized from 75 million to 500 million. Our shareholders approved this amendment at their annual meeting held on April 24, 2000.

     Between April 1, 2000 and June 30, 2000, we granted to certain of our employees options to purchase a total of 5.2 million shares of our common stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan. Between April 1, 2000 and June 30, 2000, we issued a total of 588,000 shares of our common stock upon exercise of options.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 24, 2000, we held our annual meeting of stockholders. The following proposals were adopted by the votes specified below (as adjusted to reflect our 2-for-1 stock split occurring on May 8, 2000):

         (i) The election of one Class I Director (Nelson A. Carbonell, Jr.) to serve for a three year term ending on April 24, 2003. Mr. Carbonell received a total of 20,550,052 shares of Common Stock voting in favor, with 5,956 withheld from the vote. In addition to the director listed above who was elected at the meeting, the terms of the following directors continued after the meeting: John M. Sabin, John R. Lund and Jon S. Korin.

         (ii) The approval of an amendment to our Amended and Restated 1994 Stock Option Plan increasing the number of shares of Common Stock reserved for purchase thereunder from 22,700,000 to 35,150,000. A total of 16,099,680 shares of Common Stock were voted in favor of this proposal, 3,627,612 shares were voted against this proposal and 4,272 shares abstained from voting.

         (iii) The approval of an amendment to our Certificate of Incorporation increasing the number of shares of Common Stock authorized from 75 million to 500 million. A total of 18,055,118 shares of Common Stock were voted in favor of this proposal, 2,503,022 shares were voted against this proposal and 2,868 shares abstained from voting.

         (v) The approval to ratify the appointment of Ernst & Young LLP as our independent auditors. A total of 20,559,744 shares of Common Stock were voted in favor of this proposal, 890 shares were voted against this proposal and 378 shares abstained from voting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.     Exhibits:

                  27.1    Financial Data Schedule

           b.     Reports on Form 8-K:

                  Current Report on Form 8-K, filed with the Commission on April 21, 2000;

                  Current Report on Form 8-K, filed with the Commission on May 15, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CYSIVE, INC.


Date: August __, 2000                 /s/ John R. Lund
                                      -----------------------------------------
                                      By:   John R. Lund
                                            Vice President, Chief Financial
                                               Officer, Treasurer and Secretary
                                      (Chief Financial and Accounting Officer)