Form 10-Q
period 2000-09-30
CYSIVE INC
filed 2000-11-14
CIK 1093193

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




FOR THE QUARTER ENDED SEPTEMBER 30, 2000                                                                         COMMISSION FILE NO.
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




As of November 13, 2000, 28,335,929 shares of common stock were outstanding.

                                  CYSIVE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                     Balance Sheets as of December 31, 1999 and September 30, 2000..........................................     2
                     Statements of Operations for the three months and nine months ended
                          September 30, 1999 and 2000.......................................................................     3
                     Statements of Cash Flows for the nine months ended September 30, 1999
                          and 2000..........................................................................................     4
                     Notes to Financial Statements..........................................................................     5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations..................................................................................................     7

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings...........................................................................................     19
Item 2.         Changes in Securities and Use of Proceeds...................................................................     19
Item 6.         Exhibits and Reports on Form 8-K............................................................................     19

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  CYSIVE, INC.

                                 Balance Sheets
                             (dollars in thousands)

                                                                                 DECEMBER 31,       SEPTEMBER 30,
                                                                                    1999                2000
                                                                              -----------------   -----------------
ASSETS                                                                                              (Unaudited)
   Current assets
      Cash and cash equivalents............................................   $          2,433    $          6,764
      Investments..........................................................             45,040             137,829
      Accounts receivable, less allowance of $651 and $1,194 at
        December 31, 1999 and September 30, 2000, respectively.............              6,565               9,727
      Prepaid expenses and other assets....................................              1,243               1,535
      Deferred income taxes................................................                383                 742
                                                                              -----------------   -----------------

        Total current assets...............................................             55,664             156,597

   Furniture, fixtures and equipment, net..................................                641               5,556
   Investments.............................................................                 --              28,184
   Deferred income taxes...................................................              4,766               4,967
   Other assets............................................................                283                 380
                                                                              -----------------   -----------------

      TOTAL ASSETS.........................................................   $         61,354    $        195,684
                                                                              =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable.....................................................   $            346    $            753
      Accrued payroll......................................................              2,592               4,251
      Accrued liabilities..................................................                737               3,351
                                                                              -----------------   -----------------

        Total current liabilities..........................................              3,675               8,355

   Commitments and contingencies...........................................                 --                  --

   Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding.....................................                 --                  --
   Common stock, $0.01 par value; 500,000,000 shares authorized;
      22,818,596 and 28,159,949 issued and outstanding at
      December 31, 1999 and  September 30, 2000, respectively..............                228                 282
   Additional paid-in capital..............................................             79,767             212,239
   Deferred stock compensation.............................................           (13,572)            (16,731)
   Accumulated deficit.....................................................            (8,744)             (8,461)
                                                                              -----------------   -----------------

        Total stockholders' equity.........................................             57,679             187,329
                                                                              -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................   $         61,354    $        195,684
                                                                              =================   =================

                             See accompanying notes

                                  CYSIVE, INC.

                            Statements of Operations
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  1999             2000             1999             2000
                                                          --------------- ----------------- ----------------- -----------------

Revenues...............................................   $       7,282      $     13,418     $     16,706     $      40,922
   Direct costs........................................           2,544             6,379            6,017            15,978
                                                          -------------      ------------     ------------     -------------

Gross profit...........................................           4,738             7,039           10,689            24,944

Operating expenses:
        General and administrative.....................           2,201             7,844            4,619            16,951
        Sales and marketing............................           1,647             2,742            3,368             8,601
        Stock compensation.............................              28             1,825           13,312             3,727
                                                          -------------      ------------     ------------     -------------

Total operating expenses...............................           3,876            12,411           21,299            29,279
                                                          -------------      ------------     ------------     -------------

Operating income (loss)................................             862           (5,372)         (10,610)           (4,335)

Other income, net......................................              11             2,369               36             5,067
                                                          -------------      ------------     ------------     -------------

Income (loss) before income taxes......................             873           (3,003)         (10,574)               732

Income tax expense (benefit)...........................               -           (1,078)                -               449
                                                          -------------      ------------     ------------     -------------

Net income (loss) .....................................   $         873      $    (1,925)     $   (10,574)     $         283
                                                          =============      ============     ============     =============

Earnings (loss) per share:
     Basic earnings (loss) per share...................
                                                          $        0.05      $     (0.07)     $     (0.65)     $        0.01
     Diluted earnings (loss) per share ................
                                                          $        0.03      $     (0.07)     $     (0.65)     $        0.01

Weighted average shares outstanding....................      16,254,000        26,992,083       16,254,000        25,795,873
Weighted average shares and common
   equivalent shares outstanding.......................      27,236,554        26,992,083       16,254,000        39,087,297




                             See accompanying notes

                                  CYSIVE, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                   1999              2000
                                                                                           ------------------------------------
Cash flows from operating activities:
Net income (loss)......................................................................    $       (10,574)  $            283
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation........................................................................                 136               762
   Amortization........................................................................                  16                46
   Stock compensation expense..........................................................              13,312             3,727
   Deferred income taxes...............................................................                   -             (560)
   Non-cash tax expense................................................................                   -             1,009
   Loss on sale of furniture, fixtures and equipment, net..............................                   3               110
   Provision for doubtful accounts.....................................................                 590               543
   Changes in assets and liabilities:
      Accounts receivable..............................................................             (3,984)           (3,705)
      Prepaid expenses and other assets................................................               (572)             (389)
      Accounts payable.................................................................                 455               407
      Accrued payroll..................................................................               1,876             1,659
      Accrued liabilities..............................................................                 169             2,614
                                                                                           ----------------  ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................               1,427             6,506

Cash flows from investing activities:
      Purchase of investments..........................................................                   -         (557,382)
      Sale of investments..............................................................                   -           436,409
      Capital expenditures.............................................................               (347)           (5,832)
                                                                                           ----------------  ----------------

NET CASH USED IN INVESTING ACTIVITIES..................................................               (347)         (126,805)

Cash flows from financing activities:
      Stockholder distributions........................................................               (575)                 -
      Proceeds from sale of common stock...............................................                   -           123,189
      Exercise of common stock options.................................................                   -             1,443
                                                                                           ----------------  ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................               (575)           124,632

Increase in cash and cash equivalents..................................................                 505             4,331
Cash and cash equivalents at beginning of period.......................................                 612             2,433
                                                                                           ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................    $          1,117  $          6,764
                                                                                           ================  ================


                             See accompanying notes

                                  CYSIVE, INC.

                          Notes to Financial Statements

1.     BASIS OF PRESENTATION

       The accompanying financial statements of Cysive, Inc. ("Cysive" or the "Company") are unaudited and, in the opinion of management, reflect all normal and recurring adjustments, which are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended December 31, 1999, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 22, 2000. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of results for the full year.

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

3.     EARNINGS (LOSS) PER SHARE

       The Company presents both basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the per share effect of dilutive common stock equivalents. In calculating the diluted earnings (loss) per share for the nine months ended September 30, 1999 and for the three months ended September 30, 2000, common stock equivalents are excluded because their effect would be anti-dilutive.

4.     COMPENSATION EXPENSE

       In 1999, Cysive granted stock options to purchase 6,007,500 shares of common stock at exercise prices below fair market value of the common stock on the date of grant. Options to purchase 2,692,720 shares of common stock vested upon issuance and as a result, during the nine months ended September 30, 1999, the Company recorded $13.3 million in stock compensation expense. The Company recorded the remaining $15.1 million as deferred stock compensation. This is amortized on a quarterly basis over the period in which the remaining options vest. During the three and nine months ended September 30, 2000, the Company recorded approximately $1.8 million and $3.7 million, respectively, as stock compensation expense.

5.     INCOME TAX EXPENSE

       The Company operated as an S-corporation under the Internal Revenue Code since it commenced operations in 1994 until September 30, 1999, at which time the Company converted to a C-corporation. Accordingly, the Company was not subject to federal and most state income taxes up through September 1999, including the three and nine months ended September 30, 1999 due to the S-corporation status.

       Additionally, as a result of this conversion to a C-corporation, the Company recorded a deferred net tax benefit of $4.8 million for the cumulative differences between the historical cost and tax basis of certain assets and liabilities. Included in the $4.8 million net tax benefit was $5.0 million of deferred tax assets which represents the tax benefit the Company would realize upon the sale of common stock issued upon the exercise of certain non-qualified stock options. Additionally, during 2000, certain grantees of qualified and incentive stock options exercised a portion of these options and periodically sold the common stock issued upon such exercise. These sales created an additional tax benefit of $12.1 million to the Company. The Company recorded a valuation allowance of $12.1 million because we believe that it is uncertain as to whether we shall receive any future benefit arising from this tax benefit.

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

       On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25. FIN 44 clarifies guidance for certain issues that arose in the application of APB 25. Some of the more significant conclusions reached by FIN 44 include the definition of an employee, accounting treatment of options granted to non-employee members of the board of directors, awards granted between entities, a change in an individual's employment status, stock option repricing and other modifications including the term and vesting. The Company has adopted this interpretation on its effective date of July 1, 2000.

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and consequently, Cysive was required to adopt the provisions of SFAS 133 no later than the beginning of the Company's fiscal year ending December 31, 2000. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's financial statements.

7.     LAWSUIT

       In December 1999, a former service provider filed a lawsuit against the Company. On September 14, 2000, a jury returned a decision in favor of the Company and no appeal has been filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis compares the three and nine months ended September 30, 2000 to the three and nine months ended September 30, 1999 and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and together with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2000.

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

       Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers' expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three months ended September 30, 1999 and 2000, our five largest customers represented 66.4% and 45.3% of our revenues, respectively. For the nine months ended September 30, 1999 and 2000, our five largest customers represented 69.4% and 44.2% of our revenues, respectively.

RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                           1999           2000             1999            2000
                                                       -----------    -----------      ------------     ---------

REVENUES                                                     100.0 %        100.0  %          100.0 %       100.0  %
   Direct costs....................................           34.9           47.5              36.0          39.0
                                                       -----------    -----------      ------------     ---------

Gross profit.......................................           65.1           52.5              64.0          61.0

OPERATING EXPENSES:
     General and administrative....................           30.2           58.5              27.6          41.4
     Sales and marketing...........................           22.6           20.4              20.2          21.0
     Stock compensation............................            0.4           13.6              79.7           9.2
                                                       -----------    -----------      ------------     ---------

Total operating expenses...........................           53.2           92.5             127.5          71.6

OPERATING INCOME (LOSS)............................           11.9         (40.0)            (63.5)        (10.6)

Other income, net..................................            0.1           17.7               0.2          12.4
                                                       -----------    -----------      ------------     ---------

INCOME (LOSS) BEFORE INCOME TAXES..................           12.0         (22.3)            (63.3)           1.8

Income tax expense (benefit).......................            --           (8.0)               --            1.1
                                                       -----------    -----------      ------------     ---------

NET INCOME (LOSS)..................................           12.0 %       (14.3)  %         (63.3) %         0.7  %
                                                       -----------    -----------      ------------     ---------

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

       Revenues. Revenues increased $6.1 million, or 84.3%, to $13.4 million for the three months ended September 30, 2000 from $7.3 million for the same period in 1999. This increase in revenues was due primarily to an increase in the number of billable employees, an increase in customers and an increase in our billable rates. The number of active customers increased to 30 for the three months ended September 30, 2000 from 16 for the same period in 1999.

       Direct Costs. Direct costs increased $3.9 million, or 150.7%, to $6.4 million for the three months ended September 30, 2000 from $2.5 million for the same period in 1999. The number of employees increased 143% compared to the same period in 1999. As a percentage of revenues, direct costs increased to 47.5% for the three months ended September 30, 2000 from 34.9% for the same period in 1999. This increase in direct costs as a percentage of revenues was primarily attributable to an increase in the number of our employees and their related costs.

       Gross Profit. Gross profit increased $2.3 million, or 48.6%, to $7.0 million for the three months ended September 30, 2000 from $4.7 million for the same period in 1999. The gross margin decreased to 52.5% for the three months ended September 30, 2000 from 65.1% for the same period in 1999 due primarily to the lower utilization rates for the three months ended September 30, 2000 of 62% compared with 93% for the same period in 1999.

       General and Administrative. General and administrative expenses increased $5.6 million, or 256.5%, to $7.8 million for the three months ended September 30, 2000 from $2.2 million for the same period in 1999. As a percentage of revenues, general and administrative expenses increased to 58.5% for the three months ended September 30, 2000 from 30.2% for the same period in 1999. A large part of this increase (approximately $2.4 million) was due to the recognition of bad debt expense and an increase in legal and accounting accruals related to our litigation with CorPay Solutions, Inc., which is described in more detail under the heading "Legal Proceedings" in this Form 10Q. In addition, the increase was due to our expansion of our recruiting and corporate administrative staffs, the addition of new regional offices, the inclusion of costs associated with being a publicly-held company, an increase in depreciation expense of new assets to support our infrastructure, the increase in legal expenses as well as our increase in costs to support our increased number of employees.

       Sales and Marketing. Sales and marketing expenses increased $1.1 million, or 66.5%, to $2.7 million for the three months ended September 30, 2000 from $1.6 million for the same period in 1999. As a percentage of revenues, sales and marketing expenses decreased to 20.4% for the three months ended September 30, 2000 from 22.6% for the same period in 1999. This increase in actual expenses was primarily due to the expansion of our marketing department and direct sales force to 31 for the three months ended September 30, 2000 from 16 for the same period in 1999 and the increase in variable compensation linked to the increase in sales and billing rates. The decrease in sales and marketing as a percentage of revenue is due to the decrease in marketing and brand building programs in the three months ended September 30, 2000 and a focus on recruiting advertising, which is included in general and administrative costs.

       Stock Compensation. We recorded $1.8 million in stock compensation for the three months ended September 30, 2000 as compared to $28,000 in the same period in 1999. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. The stock compensation expense for the three months ended September 30, 1999 was significantly less than the same period in 2000 because in 2000 we used a straight-line amortization of the deferred stock compensation for options granted at a price deemed lower than fair market value in connection with our initial public offering.

       Operating Income (Loss). Operating income decreased $6.2 million, or 723.1%, to an operating loss of $5.4 million for the three months ended September 30, 2000 from operating income of $862,000 for the same period in 1999. As a result of the above factors, the operating loss margin decreased to 40.0% for the three months ended September 30, 2000 from an operating margin of 11.9% for the same period in 1999. Excluding the impact of the stock compensation expense, operating income decreased $4.4 million, or 498.5%, to an operating loss of $3.5 million for the three months ended September 30, 2000 from operating income of $890,000 over the same period in 1999. Operating margin, excluding the impact of the stock compensation expense, decreased to negative operating margin of 26.4% from an operating margin of 12.2% for the same period in 1999.

       Other Income, Net. Other income, net increased $2.4 million to $2.4 million for the three months ended September 30, 2000 from $11,000 for the same period in 1999 due to increased interest income earned from investments made in the three months ended September 30, 2000 compared to interest income earned on lower cash balances in the same period in 1999.

       Income (Loss) before Income Taxes. Income (loss) before income taxes decreased $3.9 million, or 444.0%, to a loss before income taxes of $3.0 million for the three months ended September 30, 2000 from income before income taxes of $873,000 for the same period in 1999. As a result of the above factors, the income before income tax margin decreased to a negative margin of 22.3% for the three months ended September 30, 2000 from an income before income tax margin of 12.0% in the same period in 1999. Excluding the impact of the stock compensation expense, income before income taxes decreased $2.1 million, or 230.7%, to a loss before income taxes of $1.2 million for the three months ended September 30, 2000 from income before income taxes of $901,000 over the same period in 1999. Similarly, income before income tax margin, excluding the impact of the stock compensation expense, decreased to a negative margin of 8.8% from an income before income tax margin of 12.4% in 1999.

       Income Tax Expense (Benefit). We recorded an income tax benefit of $1.1 million for the three months ended September 30, 2000. We recorded no income taxes for the three months ended September 30, 1999 because we operated as an S-corporation under the Internal Revenue Code during that period.

       Net Income (Loss). Net income decreased $2.8 million, or 320.5%, to a net loss of $1.9 million for the three months ended September 30, 2000 from net income of $873,000 for the same period in 1999. As a result of the above factors, the net margin decreased to a net loss margin of 14.3% for the three months ended September 30, 2000 from a net income margin of 12.0% in the same period in 1999. Excluding the impact of the stock compensation expense and including the estimated income tax expense in 1999, net income decreased $1.0 million or 184.2% to a net loss of $455,000 for the three months ended September 30, 2000 from net income of $541,000 in the same period in 1999. Similarly, net income margin, excluding the impact of the stock compensation expense and including the estimated income tax expense in 1999, increased to a net loss margin of 3.4% for the three months ended September 30, 2000 from 7.4% in the same period in 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

       Revenues. Revenues increased $24.2 million, or 145.0%, to $40.9 million for the nine months ended September 30, 2000 from $16.7 million for the same period in 1999. This increase in revenues was due primarily to an increase in the number of billable employees, an increase in customers and an increase in our billable rates. In addition, as a result of the direct sales efforts, our number of active customers increased to 45 for the nine months ended September 30, 2000 from 25 for the same period in 1999.

       Direct Costs. Direct costs increased $10.0 million, or 165.5%, to $16.0 million for the nine months ended September 30, 2000 from $6.0 million for the same period in 1999. As a percentage of revenues, direct costs increased to 39.0% for the nine months ended September 30, 2000 from 36.0% for the same period in 1999. This increase in direct costs as a percentage of revenues was primarily attributable to an increase in the number of our employees and their related costs.

       Gross Profit. Gross profit increased $14.2 million, or 133.4%, to $24.9 million for the nine months ended September 30, 2000 from $10.7 million for the same period in 1999. The gross margin decreased to 61.0% for the nine months ended September 30, 2000 from 64.0% for the same period in 1999 because our direct costs exceeded the rate of increase in revenue growth. The decrease in the gross margin percentage is due primarily to the lower utilization rates for the nine months ended September 30, 2000 of 78% compared with 85% for the same period in 1999 offset by higher billing rates in 2000.

       General and Administrative. General and administrative expenses increased $12.4 million, or 267.0%, to $17.0 million for the nine months ended September 30, 2000 from $4.6 million for the same period in 1999. As a percentage of revenues, general and administrative expenses increased to 41.4% for the nine months ended September 30, 2000 from 27.6% for the same period in 1999. This increase was due primarily to the expansion of our recruiting and corporate administrative staffs by 22 employees, the addition of 3 new regional offices, the inclusion of costs associated with being a publicly-held company, the increase in depreciation expense of new assets to support our infrastructure, the increase in legal expenses and the increase in bad debt expense, as well as the increase in costs to support our increased number of employees.

       Sales and Marketing. Sales and marketing expenses increased $5.2 million, or 155.4%, to $8.6 million for the nine months ended September 30, 2000 from $3.4 million for the same period in 1999. As a percentage of revenues, sales and marketing expenses increased to 21.0% for the nine months ended September 30, 2000 from 20.2% for the same period in 1999. This increase was primarily due to the expansion of our marketing department and direct sales force and the increase in variable compensation linked to the increase in sales and billing rates. In addition, we incurred additional expenses by increasing our marketing and brand building programs in the first half of 2000.

       Stock Compensation. We recorded $3.7 million in stock compensation for the nine months ended September 30, 2000 compared to $13.3 million in the same period in 1999. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. The stock compensation expense for the nine months ended September 30, 1999 was significantly larger than the same period in 2000 because we recorded a stock compensation expense for all immediately vested options in the nine months ended September 30, 1999. The stock compensation expense in the nine months ended September 30, 2000 is an amortization of deferred stock compensation.

       Operating Income (Loss). Operating loss decreased $6.3 million, or 59.1%, to $4.3 million for the nine months ended September 30, 2000 from $10.6 million for the same period in 1999. As a result of the above factors, the operating loss margin decreased to 10.6% for the nine months ended September 30, 2000 from an operating loss margin of 63.5% for the same period in 1999. Excluding the impact of the stock compensation expense, operating income decreased $3.3 million, or 122.5%, to a loss of $608,000 for the nine months ended September 30, 2000 from income of $2.7 million over the same period in 1999. Operating margin, excluding the impact of the stock compensation expense, decreased to a loss margin of 1.5% from operating margin of 16.2% for the same period in 1999.

       Other Income, Net. Other income, net increased $5.0 million to $5.1 million for the nine months ended September 30, 2000 from $36,000 for the same period in 1999 due to increased interest income earned from investments made in the nine months ended September 30, 2000 compared to interest income earned on lower cash balances in the same period in 1999.

       Income (loss) before income taxes. Income before income taxes increased $11.3 million, or 106.9%, to $732,000 for the nine months ended September 30, 2000 from a loss before income taxes of $10.6 million for the same period in 1999. As a result of the above factors, the income before income tax margin increased to 1.8% for the nine months ended September 30, 2000 from a negative margin of 63.3% in the same period in 1999. Excluding the impact of the stock compensation expense, income before income taxes increased $1.7 million, or 62.9%, to $4.4 million for the nine months ended September 30, 2000 from $2.7 million over the same period in 1999. Similarly, income before income tax margin, excluding the impact of the stock compensation expense, decreased to 10.9% in 2000 from 16.4% in 1999.

       Income tax expense. We recorded income tax expense of $449,000 for the nine months ended September 30, 2000. We recorded no income tax for the nine months ended September 30, 1999 because we operated as an S-corporation under the Internal Revenue Code during that period.

       Net Income (Loss). Net income increased $10.9 million, or 102.7%, to $283,000 for the nine months ended September 30, 2000 from a net loss of $10.6 million for the same period in 1999. As a result of the above factors, the net margin increased to 0.7% for the nine months ended September 30, 2000 from a net loss margin of 63.3% in the same period in 1999. Excluding the impact of the stock compensation expense and including the income tax expense in 1999, net income increased $1.9 million, or 112.7%, to $3.6 million for the nine months ended September 30, 2000 from $1.7 million over the same period in 1999. Similarly, net income margin, excluding the impact of the stock compensation expense and including the income tax expense in 1999, decreased to 8.9% for the nine months ended September 30, 2000 from 10.2% in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

       On March 17, 2000, the Company and certain selling stockholders completed a secondary public offering. The Company issued and sold 3.0 million shares of common stock resulting in total net proceeds of $123.2 million (after underwriting discounts and commissions and offering costs).

       Cash and cash equivalents were $2.4 million at December 31, 1999 and $6.8 million at September 30, 2000. Net cash provided by operating activities was $1.4 million and $6.5 million for the nine months ended September 30, 1999 and 2000, respectively. Capital expenditures of $347,000 and $5.8 million for the nine months ended September 30, 1999 and 2000, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to our growth.

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

       We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. In 1999, our five largest customers represented 64.5% of our revenues: Sylvan Prometric, 27.8%; Equifax Secure, Inc., 11.4%; Classified Ventures, Inc., 9.9%; Cisco Systems, Inc., 8.1%; and CareerPath.com, Inc. 7.3%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability. We are currently engaged in litigation with CorPay Solutions, Inc., for failure to pay its outstanding invoices, which litigation is described in more detail under the heading "Legal Proceedings" in this Form 10-Q.

BECAUSE THE NUMBER OF OUR CUSTOMERS, EMPLOYEES AND OFFICES HAS GROWN RAPIDLY SINCE JANUARY 1, 1998 AND WE EXPECT THIS GROWTH RATE TO CONTINUE, WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH EFFECTIVELY, WHICH COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICES AND REDUCE OUR EARNINGS

       We have grown rapidly and expect to continue to grow rapidly by both hiring new employees and serving new businesses and geographic markets. We plan to open new offices in 2000. Our growth has placed and will continue to place a significant strain on our management and operating and financial systems. In addition, our management has limited experience managing a business of our current size. Our employee base grew from 42 on January 1, 1998 to 303 on September 30, 2000. As a result, our personnel, systems, procedures and controls may be inadequate to support our future operations. Our current growth rate may not be sustainable for the long-term.

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, CAUSING OUR STOCK PRICE TO DECLINE

       Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause fluctuations include:
       -the loss of a significant customer or project;
       -our employee utilization rate, including our ability to transition employees quickly from completed or terminated projects;

       -the introduction of new services or changes in pricing policies by us or our competitors;
       -our ability to manage costs, including employee costs and support services costs; and
       -costs related to the expected opening or expansion of our offices

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

APPROXIMATELY 28.8% OF OUR CURRENT SOFTWARE ENGINEERS ARE NOT U.S. CITIZENS AND MAY BE FORCED TO LEAVE CYSIVE WHEN THEIR TEMPORARY VISAS EXPIRE, AND WE MAY BE UNABLE TO ATTRACT AND RETAIN ADDITIONAL FOREIGN NATIONALS DUE TO LIMITS IMPOSED ON THE NUMBER OF VISAS ISSUED BY THE U.S. GOVERNMENT

       We depend on software engineers who, although residing in the United States, are not U.S. citizens, and the loss of a significant number of these personnel would make it difficult to serve our customers and grow our business. These software engineers are permitted to work in the United States for up to six years under temporary H-1B visas. Most of our software engineers working under H-1B visas were originally sponsored by former employers and, as a result, hold visas which expire in less than six years from their date of employment by Cysive. As of September 30, 2000, 42, or 28.8%, of our software engineers were working under H-1B visas. The U.S. Immigration and Naturalization Service limits the number of new H-1B visas issued in each fiscal year, and if this limit is reached, our supply of potential software engineers will be limited. Further, we have extended offers to employees of other companies who are working under H-1B visa in the United States. We cannot employ these H-1B workers until the U.S. Immigration and Naturalization Service approves a separate H-1B visa petition filed by us. Due to a current backlog at the U.S. Immigration and Naturalization Service that has delayed these potential hires from transferring sponsorship to Cysive, they have not been able to begin working for us. If this delay were to continue, our ability to recruit and hire these personnel would be impaired. In addition, changes in existing U.S. immigration laws that make it more difficult for potential employees to obtain H-1B visas could impair our ability to compete for and provide services to customers and could adversely affect our business, financial condition and results of operations.

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

       The e-business engineering market is intensely competitive and faces rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Our competitors fall into four major categories:

       -internal information technology departments of current and potential customers;
       -Internet professional services providers, such as Proxicom, Inc.,
        Scient Corporation and Viant Corporation;
       -large information technology consulting services providers, such as Andersen Consulting LLP, Electronic Data Systems Corporation, International Business Machines Corporation and
        PricewaterhouseCoopers LLP; and - traditional information technology services providers, such as Sapient Corporation

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

IF WE FAIL TO MEET OUR CUSTOMERS' EXPECTATIONS, WE COULD DAMAGE OUR REPUTATION AND HAVE DIFFICULTY ATTRACTING NEW BUSINESS OR BE SUED

       Our projects are complex and critical to our customers. As a result, if we fail or are unable to meet a customer's expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that customer or others. If we fail to perform adequately on a project, a customer could sue us for damages. Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or insufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

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

       If commerce on the Internet does not continue to grow or grows slower than expected, the need for our e-business enabling services could decline, resulting in fewer projects and reduced revenues. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

              -actual or perceived lack of security of information; -lack of access and ease of use;
              -congestion of Internet traffic or other usage delays; -inconsistent quality of service; - increases in access costs to the Internet;
              -evolving government regulation;
              -uncertainty regarding intellectual property ownership; -costs associated with the obsolescence of existing infrastructure;
              -and economic viability of the Internet commerce model.

SOME OF OUR CUSTOMERS ARE SMALL OR HAVE LITTLE OR NO OPERATING HISTORY, RAISING THE POSSIBILITY THAT THEY MAY LACK SUFFICIENT CASH FLOW TO PAY OUR FEES

       We believe that an increasing portion or our future revenues could be derived from emerging companies formed specifically to conduct business over the Internet. These companies often have little or no earnings or cash flow, and their businesses are more likely to fail than those of more mature companies. As a result, they may be unable to pay our fees in a timely fashion or at all.

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

       PART II.

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       Except as set forth below, we are not a party to any material pending legal proceedings. On August 23, 2000, we terminated a time and materials contract with CorPay Solutions, Inc. (the "Contract") for failure to pay its outstanding invoices. Under the terms and conditions of the Contract, the parties agreed to settle their disputes through binding arbitration. Accordingly, on August 29, 2000, we filed a demand for arbitration seeking to recover all amounts owed by CorPay Solutions Inc. under our outstanding invoices (approximately $2.2 million). CorPay Solutions, Inc. has filed a counterclaim seeking the return of all amounts paid to us (approximately $4.5 million), alleging that we breached the Contract by, among other things, failing to perform the services called for in the Contract. We vigorously deny all allegations raised in the counterclaim

       A three day hearing is scheduled to begin on December 13, 2000 before a panel of three AAA arbitrators. Although we do not expect the outcome of this case to have a material adverse effect on our business, operating income or financial condition, an adverse judgment would have a material adverse effect on the operating results reported by us for the period in which any adverse judgment might occur.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

       For the three months ended September 30, 2000, we granted to certain of our employees options to purchase a total of 899,500 shares of common stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan. For the three months ended September 30, 2000, we issued a total of 1,338,234 shares of common stock upon exercise of options.

       On September 27, 2000, certain employees of the Company rescinded previously reported option exercise for an aggregate of 1,043,810 shares of our common stock. Subsequently options for approximately 600,000 of these shares were exercised. The shares issued upon the exercise of these options are included in the amount set forth in the preceding paragraph.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.     Exhibits:

                     27.1   Financial Data Schedule

              b.     Reports on Form 8-K:

                     Current Report on Form 8-K, filed with the Commission on August 1, 2000;

                     Current Report on Form 8-K, filed with the Commission on August 24, 2000.

                               SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYSIVE, INC.


Date: November 14, 2000            /s/ JOHN R. LUND
                                   --------------------------------------------
                                   By:        John R. Lund
                                              Vice President, Chief Financial
                                                 Officer, Treasurer and
                                                 Secretary
                                   (Chief Financial and Accounting Officer)