Form 10-K
period 2000-12-31
CYSIVE INC
filed 2001-04-02
CIK 1093193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-27607

                                  CYSIVE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER).

                   DELAWARE                                      54-1698017
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      10780 PARKRIDGE BLVD., SUITE 400,                            20191
               RESTON, VA 20191                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (703) 259-2300

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 29, 2001, there were 29,516,351 shares of Common Stock outstanding. The aggregate value of the shares of Common Stock of the Registrant issued and outstanding on such date, excluding 11,140,249 shares held by all affiliates of the Registrant, was approximately $74.7 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 10, 2001 are incorporated by reference into
Part III, Items 10 - 13 of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     15
Item 3.   Legal Proceedings...........................................     15
Item 4.   Submission of Matters to a Vote of Security Holders.........     15
PART II
Item 5.   Market for Registrant's Common Equity and Related                16
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................     17
Item 7.   Management's Discussion and Analysis of Financial Condition      18
          and Results of Operations...................................
Item 7A   Quantitative and Qualitative Disclosures About Market            25
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................     26
Item 9.   Changes in and Disagreements with Accountants on Accounting      44
          and Financial Disclosure....................................
PART III
Item 10.  Directors and Executive Officers of the Registrant..........     45
Item 11.  Executive Compensation......................................     47
Item 12.  Security Ownership of Certain Beneficial Owners and              47
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     47
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      47
          8-K.........................................................
Signatures............................................................     49

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Cysive, Inc.'s, or the Company's, future business plans, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part I "Business -- Risk Factors." We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Cysive, Inc. is a leading software engineering firm that builds Web, wireless and voice-activated software solutions for companies that conduct a significant portion of their business through electronic commerce channels that are integrated with their existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers' software systems. We design software solutions that can handle high volumes of customer transactions, operate reliably on a 24 hours a day, seven days a week basis, and expand to meet the growth requirements of large-scale businesses. Due to the advanced technologies necessary to complete our projects, we employ software engineers with an average of more than 10 years of experience who use a well-defined process to deliver reliable and secure custom systems on a timely basis.

     Given our technology expertise, we target corporate customers who require highly complex systems to meet their growth strategies. For example, our software engineers, in collaboration with Cisco Systems, Inc. (Cisco), built Cisco's Internetworking Products Center, or IPC. The IPC is one of the world's largest Internet commerce sites and accounted for approximately 80% of Cisco's fiscal 2000 total revenues of $18.9 billion. In addition to Cisco, we have built business systems for customers including Chrysler Corporation, Equifax Secure, Inc., First Union Corporation, Schneider Logistics, Tribune Interactive, Inc., and UUNet Technologies, Inc.

INDUSTRY BACKGROUND

     In the mid-1990s, a first wave of commercial Internet usage achieved widespread adoption. The Internet brought technology standardization to business through a common set of protocols, languages and applications, such as HTTP, HTML and Web browsers. Although many companies comprehended the magnitude of potential technological and communications advancements provided by the Internet, they lacked the resources to implement Internet-based technologies. The immediate objective for most companies at this time was to establish an Internet presence. These companies used the Internet to communicate with customers and launched their Web sites as colorful online marketing brochures. With little ability to automate business processes or execute transactions, these sites were maintained separately from the enterprise systems at the core of the business that, in turn, had not been designed to communicate with the standards-based software of the Internet. Simple, small-scale functions such as customer inquiries to the Web sites were handled through text-based scripts, such as CGI and Perl, which had neither the structure nor the capability of a software program, but sufficed for this early-stage environment. As a result, many of today's Internet professional services providers focus on providing strategy, design and technology services to enable companies to establish an initial presence on the Internet rather than the specialized technology expertise required to create successful businesses integrating Web, wireless and voice-activated solutions that are capable of accommodating rapid growth.

     In the late 1990s a second wave occurred, spearheaded by companies whose use of the Internet moved from a marketing orientation to a business, or transactional, orientation. For these companies, the Web site evolved from a simple marketing tool into an advanced software application at the core of their businesses. Many companies built their information technology systems to transact directly with customers, suppliers, partners and distributors around the world via the Internet. These e-business capabilities rapidly created new markets, communications channels and revenue growth opportunities. International Data Corporation (IDC), an industry research group, estimates worldwide Internet services spending to increase from approximately $25 billion in 2000 to approximately $90 billion by 2004.

     Today, we believe a third wave is underway in which companies are changing the way they interact with customers, suppliers, partners and distributors by using a Web, wireless and voice-activated multi-channel approach. According to IDC, 90% of firms considering the development of a wireless solution desire that it be integrated with existing IT solutions or be deployed in conjunction with other IT solutions, such as an e-commerce solution. In this latest wave, companies are exploring these opportunities on a return-on-investment basis and are pursuing projects that have the potential to create efficiencies and reduce costs.

     To truly automate all of the functions associated with a business transaction, companies cannot simply link customers directly to their existing internal systems. These existing systems were designed for a defined number of specifically trained employees. In addition, each system typically was built to provide a very specific function such as accounting, billing, product configuration, manufacturing or inventory control. As a result, with each system serving distinct purposes, it is extremely difficult for a customer to have a user-friendly, customer service focused experience without significant integration of existing internal systems.

     To integrate the existing internal systems, an advanced technology approach is necessary in which the business logic, or all of the business procedures and rules, is built into a set of core software applications that bridges these existing systems with the multi-channel Web, wireless and voice-activated input devices used by our customers. These core software applications handle all of the business functions that previously could only be executed by specially trained personnel, including preferred customer discounting, credit approval, product configuration, pricing, billing, accounting, inventory control and order and delivery scheduling. A successful multi-channel integrated system must present business functions to customers in a simple format, yet provide comprehensive access to all of the information and transactional capabilities the business has to offer. In addition, the software systems that integrate Web, wireless and voice-activated systems with the existing internal systems must be carefully designed to handle multiple computing platforms and devices and accommodate extremely large volumes of traffic while remaining stable and operational 24 hours a day, seven days a week. These types of systems require software engineering expertise in areas like: load balancing to spread traffic across servers; caching to make data access immediate; thread and connection pooling to optimally use system resources; data conversion to convert data into usable formats; remote device detection; universal session management; and enterprise integration. These systems use a component-based design, which is flexible and extensible to meet the needs of the business as it grows.

     Advantages achieved by e-businesses that were the first to conduct business on the Internet will be lost if their transactional systems cannot handle increased user demand via multiple communication channels. Therefore, we believe a greater portion of future corporate IT spending will be in the implementation and integration of advanced Web, wireless and voice-activated systems. Companies like Cysive that have the technology expertise, a defined, repeatable and rigorous process and a proven track record in building large scale systems will drive business in the emerging multi-channel marketplace.

THE CYSIVE SOLUTION

     We engineer and deploy advanced systems that enable our customers to transact business via Web, wireless and voice-activated systems. To build the business systems demanded by our customers, we emphasize the following key elements:

ADVANCED SOFTWARE SYSTEMS

     The core of our business is to design and build complex, highly customized systems based on Web, wireless and voice-activated technologies. Our expertise lies in building the advanced software systems driving large-scale businesses. For example, we built the software application for First Union Corporation's (First Union) online automated account stand-in system, which is accessible through multiple channels by First Union's more than 16 million retail and corporate customers. When First Union's mainframe-based system becomes overloaded, this system stands-in for all online channels, including interactive voice response and the Internet. We believe our ability to successfully deploy large-scale systems is a key point of differentiation in our market. Furthermore, the knowledge and confidence gained from building customized systems critical to our customers' businesses generates a high level of repeat business from our customers. For example, in 2000, 52% of our customers were customers in prior years. In addition, our focus on the latest, most advanced technology helps us to recruit highly experienced software engineers who desire a culture and environment that takes pride in implementing the newest technologies.

HIGHLY EXPERIENCED SOFTWARE ENGINEERS

     The integration of existing and emerging technologies required to build our customers' e-business systems is highly complex and requires expertise across a broad array of technologies. Our software engineers must have extensive knowledge in advanced technologies like Java, J2EE, XML, Internet Application Servers, C++, Distributed Objects, like CORBA and DCom, and Relational and Object Database Management Systems. In addition, they must have experience interfacing with older system technologies. As a result, we employ software engineers with proven technology expertise and many years of experience. Our software engineers have an average of more than 10 years of experience. Furthermore, 86% of our software engineers have technical undergraduate degrees and 43% have advanced degrees. This significant level of experience enhances our teams' productivity by making our software engineers interchangeable across varying projects regardless of the technologies employed.

PRODUCT SOLUTIONS

     We generally have retained the intellectual property rights in the generic work product we develop for customers. With the formation of our Product Solutions Group, we are combining certain of these intellectual property rights with continued research and development efforts to create product offerings in vertical markets in which we have a deep understanding of the industry-specific technology. This will increase the speed at which we can develop complete customer solutions while reducing the risk associated with the deployment of those solutions. We believe that this is a natural extension of our current capabilities as we have generally hired software engineers with product development experience. An example in the logistics industry is a Cysive-built online vendor interface for managing inter-modal freight shipments, which includes a mobile track and trace system and an online load matching system. This integrated software platform and industry-focused software solutions development by our Product Solutions Group will enable multiple delivery channel integration across a customer's enterprise.

RIGOROUS DEVELOPMENT PROCESS

     For every project undertaken, our software engineers adhere to the Cysive development process. This approach begins with a comprehensive assessment of a customer's needs followed by the development of a series of milestones comprised of three distinct phases: analysis; design and development; and testing and deployment. A well-defined process helps us to mitigate risk, ensure consistent quality and build Web, wireless and voice-activated systems more rapidly. The Cysive development process also ensures that our customers have the flexibility to continuously modify their projects as their needs evolve. By streamlining our processes and producing noticeable efficiencies, the Cysive development process helps to build customer confidence and consequently generate greater repeat business.

SOPHISTICATED KNOWLEDGE MANAGEMENT

     We have spent considerable resources to stay apprised of the latest technologies and methods for implementing these technologies. Our technology group leads our efforts in research and development, training and information exchange. In addition, we have developed the Cysive Technology Pipeline, a proprietary, intranet-based part of our knowledge base. Through the Technology Pipeline, our highly experienced software engineers review, learn and employ the latest and most advanced technologies before they are used on critical client projects. The Cysive Technology Pipeline is part of a larger centralized knowledge base that our software engineers access through our intranet and use to share their project experiences. Together, the research and development team and our knowledge base help to disseminate our accumulated project experience to all employees, enhance the reusability of processes and accelerate the professional development of our software engineers by keeping them abreast of new technologies.

THOROUGH QUALITY ASSURANCE PROCESS

     We adhere to a thorough quality assurance process to identify and manage risk. To distribute knowledge across our company and to help maintain objectivity within each project, we use a project manager from outside of a given project team to serve as the quality assurance supervisor who monitors and evaluates a project's development. The supervisor is responsible for a monthly review meeting and report focused on the scope, schedule and cost of the project. As a result, all project managers are subject to as well as oversee the quality assurance process. In addition to risk management, our quality assurance approach facilitates the sharing of ideas and technologies among project managers, enables us to grow our business while maintaining high levels of quality and allows us to make objective, value-added recommendations to our customers during the course of a project.

CYSIVE GROWTH STRATEGY

     Our objective is to strengthen our position as a leading Web, wireless and voice-activated software solutions firm. The key elements of our growth strategy include:

PRODUCT AND SERVICE SOLUTIONS APPROACH

     Our multi-dimensional business model enables us to deliver product solutions in addition to the high quality services that we have historically offered. We are building an integrated platform that enables businesses to interconnect multiple delivery channels across their enterprise, including Web, wireless and voice-activated input mechanisms. This platform provides any desired user group access to all of the information and transactional capabilities the business has to offer, giving the business an enhanced return on the investment made. We have combined our products and services offering to leverage our engineering experience base and industry knowledge for the benefit of our customers. Our product and services offering enable us to provide our customers with a complete solution that can be rapidly deployed.

ATTRACT AND RETAIN HIGHLY EXPERIENCED SOFTWARE ENGINEERS

     Attracting and retaining qualified software engineers is critical to our growth. We identify and attract seasoned software engineers through a broad range of sources, including internal referrals, other technology companies and technical associations, the Internet and advertisements in technical periodicals. We place a strong emphasis on hiring software engineers who have several years of industry experience and proven technical expertise throughout the life cycle of the software solution development. To ensure that we hire qualified software engineers, we employ a seven-step recruiting process that incorporates multiple examinations to evaluate a candidate's technical qualifications. Our focus on complex projects, coupled with our exacting recruiting standards, has created a culture that fosters proven competence with advanced technologies and helps us to attract and retain highly qualified personnel. For example, in 2000, we hired 25% of our new software engineers based on internal referrals.

PARTNER PROGRAM

     In 2000, we introduced the Cysive Partner Program for greater effectiveness and consistency on our customer engagements. The Cysive Partner Program moves us to a model with one partner as the point of contact for each customer in order to improve the customer's experience and enhance our accountability and project management. Our partners have deep technology expertise and have been promoted from within our organization. While our partners have responsibility for the business aspects of a customer relationship, they are also held accountable for project progress and delivery. As a result, they must work closely with the project teams to ensure the successful completion of all customer projects.

EXPAND EXISTING AND ESTABLISH NEW CUSTOMER RELATIONSHIPS

     Our ability to further penetrate our existing customer base and establish relationships with new customers is essential to our growth. Because our strategy revolves around delivering systems for our customers' business applications, we approach the customer relationship from a long-term perspective. We target corporate customers who are investing significant resources on business strategies that require complex technology systems. While further penetration of our existing customer base is important, we aggressively seek new customer relationships through our direct sales efforts, new marketing activities, referral-driven sales and strategic technology partnerships.

EXPAND CYSIVE ALLIANCE PROGRAM

     As part of our ongoing effort to deliver comprehensive and cost effective business solutions to our customers, we partner with industry leading hardware, software and complimentary service providers. By partnering with a select few technology firms, we are able to deliver our depth of expertise, obtained through extensive training and evaluation of software platforms, and rapid deployment on these solutions while maintaining the objectivity to select the optimum solution for our customer's business problems. Our alliances allow us to provide an end-to-end solution from business consulting to solution hosting. Examples of our strategic alliances include software component companies such as BEA Systems and Art Technology Group (ATG); hardware platform companies such as Intel and Sun Microsystems; and strategy consulting firms such as Bain & Company.

EXPAND CYSIVE'S BRAND RECOGNITION

     Our reputation and track record with customers are key to our success. To augment the reputation and track record that we have established from successfully implementing many business systems, we have launched an aggressive marketing campaign aimed at chief executive officers, chief information officers and electronic commerce managers to build brand recognition and generate sales leads. Our success in communicating the Cysive brand will drive our visibility with potential customers, industry partners and prospective employees.

CONTINUE TO BUILD AND DEPLOY ADVANCED TECHNOLOGIES

     Deployment of advanced technologies is essential to our ability to deliver customized Web, wireless and voice-activated software solutions. The core systems that our software engineers build for our customers serve as the foundation for future application developments and, therefore, need to be reliable and secure. These systems must also be able to sustain rapid growth without requiring significant modification. These systems cannot be developed solely by using packaged applications but instead require the integration of an array of existing and new technologies. Maintaining a leadership position in understanding and using the latest technologies, such as wireless and voice technologies, is critical to our growth, and we will continue to dedicate significant resources to this pursuit. For example, the Cysive Technology Pipeline is designed to keep our software engineers abreast of the latest innovations in technology and enables each of them to bring the acquired expertise to any customer project. Currently, the Cysive Technology Pipeline contains reviews of over 273 products in 41 technology categories.

THE CYSIVE DEVELOPMENT PROCESS

     We use a multi-phase development process that simplifies the management of and reduces the risks associated with project development. Our development approach starts with a comprehensive assessment that identifies the scope, design, schedule and cost of building a customer's business system. After this initial assessment, the project consists of incremental milestones that produce deliverables over a time period which typically spans eight to 16 weeks. These milestones allow for a controlled, customized and repeatable process that reduces costs and ensures delivery. Within each milestone, our development process comprises three phases: analysis, design and development, and testing and deployment. Throughout each milestone, our project managers perform routine quality assurance reviews to ensure we deliver the system on time, on budget and with the appropriate functionality.

COMPREHENSIVE INITIAL ASSESSMENT

     Our assessment evaluates the customer's business strategy and gives an immediate, clear and concise understanding of the business system needed to meet our customer's business objectives. We provide a system blueprint that details the high level design, including the system's key components and processes, and the requirements, including every function and interaction the new system will deliver. We also produce a detailed project plan with our recommendations for the organization, process, schedule, staffing and cost of the project. The assessment determines the project milestones required for successful delivery. Each milestone has an inventory of specific related functions, and within each milestone we complete the three phases of the Cysive development process. By building, testing and deploying the system in milestone increments, we ensure timely and accurate delivery of the system. Moreover, the milestones can often be completed in parallel, significantly reducing the time to market of the system.

THE DEVELOPMENT PROCESS: ANALYSIS PHASE

     The analysis phase produces detailed requirements and system design specifications to ensure smooth, predictable project execution. As part of this phase, we deliver the following:

          - Requirements Specification: We produce a detailed description of functional needs as well as non-functional requirements, including performance, reliability and security requirements.

          - High Level Object Model: We develop a model that highlights the software components of the system, its business functions and interrelationships.

          - Updated Project Plan: We update the schedule, tasks, resource requirements and organization chart in the project plan.

          - Technical and Software Design Specification: We specify software partitioning, other products, protocols and deployment options.

          - Frameworks and Graphical User Interface Prototypes: We partially develop the system that provides an early demonstration of its functionality and conduct end-to-end testing to reduce risk.

THE DEVELOPMENT PROCESS: DESIGN AND DEVELOPMENT PHASE

     During the design and development phase, we refine the system and write and test the source code. As part of this phase, we deliver the following:

          - Design Documentation: We provide sequence diagrams and a greater level of detail to the object model developed in the prior phase.

          - Source Code Written: We write the code to implement each business function in the system.

          - Testing: We begin with unit testing, followed by incremental integration and regression testing.

          - Functional System Demonstration: As we complete each milestone, a demonstration of the systems' functionality becomes available for review.

THE DEVELOPMENT PROCESS: TESTING AND DEPLOYMENT PHASE

     The final phase of the Cysive development process starts during the analysis phase when the project team evaluates and selects the best testing tools for a customer's system test. A three-step testing process begins with:

          - System Test and User Acceptance Planning: We detail the processes for conducting the system test, define how and when performance and stress testing will be conducted, detail reporting and tracking of software defects and outline test team member roles.

          - System Test: The system test requires completion of all milestones, integration and regression testing. The system test team works together with the development team to identify any defects in the software, make appropriate fixes and execute additional test cycles until all defects are eliminated.

          - User Acceptance Test/Pilot: The last step in the testing phase includes final testing of the software and release to a subset of the user community. The pilot process develops a core group of users to debug the system in its actual production environment and to help accelerate training when made available to a broader user community.

          - System Deployment: After final testing, we deploy the system and monitor its performance through feedback from future milestones of the project.

QUALITY ASSURANCE

     Our thorough quality assurance process mitigates risk and addresses critical issues as they arise to ensure that we deploy our customers' business systems successfully and on schedule. The mandatory process involves monthly two-day evaluations conducted by a senior level software engineer who serves as a supervisor to a project team. To distribute knowledge across our company and to help maintain objectivity within each project, we use a project manager from outside of a given project team to serve as the quality assurance supervisor who monitors and evaluates a project's development. This supervisor is responsible for a monthly review meeting and report focused on the scope, schedule and cost of the project. This senior level supervisor evaluates the status reports, assists in the resolution of technical issues and challenges and ensures adherence to the development process. In addition, the supervisor is responsible for continually assessing a customer's internal processes and helps to make objective, value-added recommendations to our customers. This process imposes a discipline to our projects that helps to shorten time-to-deployment cycles by as much as one to three months. In addition to ensuring a high quality deliverable, the quality assurance process helps to give our software engineers valuable project experience. By making every one of our senior software engineers responsible for quality assurance, the process facilitates the sharing of knowledge and helps us to maintain high levels of quality as we scale the business. In addition, throughout the quality assurance process, project documentation and data are continually fed into our knowledge base.

KNOWLEDGE MANAGEMENT

     We spend considerable resources implementing practices by which we stay apprised of the latest technologies and the methods for applying these technologies, which we refer to as our knowledge management process.

RESEARCH AND DEVELOPMENT TEAM

     Our research and development team within the Product Solutions Group leads our initiatives in product evaluation, training and information exchange amongst our software engineers. Members of the research and development team serve as practice leaders for our software engineers in the latest technologies, languages, tools and environments. Accordingly, their primary job is to continually lead the evaluation of new products to identify advanced technologies and disseminate this information throughout our company using the knowledge base. As a result of the resources we commit and the expertise of our technology team, our software engineers employ the latest proven software engineering tools, multi-tier systems and frameworks. By pre-screening all of our tools and technologies, we are able to design advanced systems and consistently deliver proven results on critical business projects. In addition, while our Product Solutions Group has industry leading experience in technologies including Java, J2EE, XML, C++, Internet application servers, Distributed Objects including CORBA and DCom, and Relational and Object Database Management Systems, we spend significant resources on developing the most advanced technologies through the investigation and prototyping of leading-edge mobile technology. For example, our research and development group is continuing to research new technologies like Natural Language Processing, Model-Based Reasoning, Native and Java development for major personal digital assistant
(PDA) platforms, digital security, TupleSpace and Mobile Agent technology, Voice Recognition and Text To Speech VoiceXML, Simple Object Access Protocol (SOAP), Bluetooth, and BREW.

KNOWLEDGE BASE

     Over the past several years, we have spent significant resources building an extensive knowledge base. The knowledge base, which our software engineers access from remote locations via a secure corporate intranet, is the central repository for detailed information on every customer project we conduct. For each system being built, the knowledge base contains a project file detailing customer information, a description of the project including the requirements analysis, project plans, system designs and quality assurance reviews, and a list of the technology products utilized on the project. Finally, the knowledge base also contains relevant white papers, technical tips and technology articles that are of interest to our software engineers.

     This knowledge base, which enables us to leverage and reapply our accumulated experience, is a critical resource for both our software engineers and management. Using the knowledge base's powerful search and display tools, users can quickly traverse information links to related information and documents. As a result, our software engineers can readily reference plans and specifications from prior projects. This real-time access to information enables our software engineers to condense the delivery time and to mitigate the potential problems of a project by identifying those techniques and products that have already been successfully employed in similar systems. In addition, by providing information on project progress and customer needs, the knowledge base helps management prepare for customer meetings and project reviews.

     A key component of the knowledge base is the Cysive Technology Pipeline, which is our repository of evaluations of technologies, tools and products. Prior to use on a customer project, all products are carefully evaluated. While the Technology Pipeline is an invaluable resource for our software engineers, it is also an important method by which we conduct training and development. The evaluation process that we employ involves all of our software engineers. While between projects, our software engineers, under the direction of our Research and Development team, work on one or more of the seven stages we have outlined in the evaluation of a product. Having our software engineers conduct these evaluations affords them the opportunity to continually work with a variety of new technologies. A product can then be used on a customer project once it has successfully completed all of the stages of our evaluation process. Initial implementation of new technologies are generally performed by the software engineers who were part of the technology's evaluation team. In this manner, we ensure that our customers receive both a proven technology and a team of software engineers with expertise to deliver that technology.

CULTURE

     We continue to build our corporate culture around a common set of values based on excellence, discipline and results. Our software engineers understand that we hire only high caliber technical people because our customers demand a high level of execution. We believe we have instilled in our software engineers the sense of challenge as well as pride in having helped to build some of the most technically complex systems in today's business environment. By growing our business internally, we have been able to instill this value set to all of our professionals on an individual basis.

     While we focus on excellence and quality, we also foster and maintain a culture based on innovation, challenge and teamwork to attract and retain the level of software engineer we demand. In addition, we attempt to create an environment that promotes cooperative relationships and encourages teamwork. To ensure rapid deployment of our software engineers, we promote flexibility, speed and open communication. In addition, to ensure continued development of our technical staff, we place a high priority on training. We conduct training in a number of important ways by:

          - requiring time for training, so that our software engineers have the opportunity to assess and master emerging technologies;

          - mandating an initial two-week boot camp for new employees;

          - conducting two annual Company meetings centered around technical themes;

          - sending our software engineers to conferences after which they are required to write white papers for internal distribution;

          - providing training in preparation for three levels of technical certification;

          - purchasing reference materials for our software engineers who in return write reviews of the materials; and

          - offering ongoing internal technology seminars.

RECRUITING

     Our continued success and growth depends on our ability to attract and retain high caliber technical talent in accordance with our growth projections. We have a stringent recruiting process that ensures the technical capability of all of our hires. Given the importance of recruiting to our company, every professional within Cysive is dedicated to our recruiting efforts, from our technical recruiting experts to our software engineers, management and sales and marketing staff.

     We target software engineers with extensive experience and demonstrated expertise working throughout the technology development lifecycle, from analysis and design through the development, testing and deployment of complex technical solutions. Only software engineers with this depth and range of technology expertise possess the skills required to design and build business systems that integrate advanced Web, wireless and voice-activated technologies with multiple existing internal systems.

     We employ a seven-step hiring process. After initially seeking and identifying candidates who meet our rigorous standards, our recruiting experts conduct an initial phone interview with technical questions to screen for high caliber talent. Candidates then take an hour-long technical test and proceed to a project manager-level technical screen, face-to-face interviews with a partner, project manager and software engineers and a discussion with a senior executive officer. We maintain a detailed candidate pipeline that tracks all steps of the process. The capability to analyze this data by skill level, years of experience, region, salary, source, recruiter, visa status and time-to-close allows us to constantly monitor and improve our recruiting efforts.

     To attract potential software engineers, we target multiple functional areas. We have used a number of recruiting efforts aimed at the local, regional and national markets to help us identify the industry's most seasoned technical talent. We have built a reference database that is comprised of internal referrals from our software engineers and accounted for 25% of our new hires in 2000. We also research and identify companies and technical associations with suitable technical talent and employ advanced Internet search capabilities to identify potential candidates. Finally, we advertise in technical and trade periodicals that appeal to software engineers.

SALES AND MARKETING

     Our sales efforts are targeted at corporate customers who are investing significant resources in their e-business strategies and consequently require complex technology systems to meet the growth of these strategies. We have a sales force of professionals that cover the east and west geographic regions. In each region, we have a senior regional sales manager, partners and a team of account managers supporting sales efforts. In working with our customers, we employ a collaborative sales approach that combines the business and technical knowledge of our partners, sales professionals and software engineers.

     Given our successful completion of several high profile business systems, many sales leads result from referrals. In addition, our sales force actively generates leads through a combination of direct mail, targeted events with industry thought leaders and cooperative marketing with industry partners. To augment our sales efforts, we also have a separate marketing group focused on two key objectives. First, we focus on building brand recognition at a national level to drive business growth and support our recruiting efforts. Second, we focus on developing and cultivating leads for the sales force amongst our target audience of chief executive officers, chief information officers and electronic commerce managers. To achieve these objectives, we employ a consistent communication strategy based on standards for our logo, corporate identity, visual elements and messages across all marketing channels. In addition, to enhance our brand reputation and credibility, we utilize:

          - a public relations program focused on building awareness and recognition through industry and business press, industry analysts and major industry forums;

          - a comprehensive Web site focused on customer case studies and testimonials;

          - national and regional advertising;

          - on-site marketing programs at customer projects to enhance visibility within the customer environment;

          - seminars to increase the visibility of our executives and provide lead generation opportunities; and

          - trade shows.

CUSTOMERS

     The following is a representative list of our customers during the fiscal year ending December 31, 2000:

Amerix Corporation
Chase Manahattan Mortgage
Cisco Systems, Inc.
DHL Worldwide Express, Inc.
Equifax Secure, Inc.
First Union Corporation
Hub Group, Inc.
iMotors, Inc.
Manheim Auctions
medibuy.com, Inc.
Medtronic, Inc.
Schneider National, Inc.
Thomas Weisel Partners LLC
Tribune Interactive, Inc.
UPS Logistics
UUNET Technologies, Inc.

     The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and materially and adversely affect our business, financial condition and results of operations.

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

          - Internet professional services providers, such as Proxicom, Inc., Scient Corporation and Viant Corporation;

          - large information technology consulting services providers, such as Accenture, KPMG Consulting, Inc., Electronic Data Systems Corporation, and International Business Machines Corporation; and

          - traditional information technology services providers, such as Sapient Corporation.

     We believe that the principal competitive factors in our business are:

          - advanced technical knowledge;

          - the reputation and experience of professionals delivering services;

          - customer value and service;

          - the success and reliability of the delivered system; and

          - the ability to attract and retain highly skilled, experienced professionals.

     We believe that we presently compete favorably with respect to each of these factors. The market for our services is evolving, however, and we may be unable to compete successfully in the future.

EMPLOYEES

     As of March 23, 2001, we had 291 employees, of whom 208 were software engineers. Of these 208 software engineers, 65, or 31%, are working in the United States under an H-1B visa. Moreover, 52 of our software engineers who are working under H-1B visas have applied for permanent residency with the U.S. Immigration and Naturalization Service. We believe our relationship with our employees is good. None of our employees are represented by a union.

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

     Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as recruiters, other technical personnel and sales and marketing professionals of various experience levels. If we fail to attract and retain these personnel, we may be unable to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineer experience, averaging more than 10 years, may be particularly difficult. Skilled software engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high. Additionally, we may open or expand offices in a number of geographic markets to attract and retain new employees. Our failure to open new offices or to open them in areas that experienced software engineers would find attractive or the closing of offices could limit our ability to attract and retain qualified personnel. Moreover, even if we are able to grow and expand our employee base, the resources required to attract and retain these employees may adversely affect our operating margins.

IN 2000, WE DERIVED 38.9% OF OUR REVENUES FROM OUR FIVE LARGEST CUSTOMERS, AND WE EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES; AS A RESULT, THE LOSS OF OR A SIGNIFICANT REDUCTION IN THE WORK PERFORMED FOR ANY OF THEM COULD RESULT IN REDUCED REVENUES AND EARNINGS

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. In 2000, our five largest customers represented 38.9% of our revenues: Cisco Systems, Inc., 9.1%; Corpay Solutions, Inc., 9.0%; Hub Group, Inc., 7.1%; Amerix, 7.1%; and UUNet Technologies, Inc., 6.6%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

BECAUSE OUR CUSTOMERS RETAIN US ON A PROJECT-BY-PROJECT BASIS, RATHER THAN UNDER LONG-TERM CONTRACTS, WE MAY BE UNABLE TO ACCURATELY PREDICT OUR REVENUES, WHICH MAY ADVERSELY AFFECT OUR OPERATING MARGINS

     Our operating expenses, including employee salaries, rent and administrative expenses, are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may result in our costs becoming a larger percentage of our revenues that would reduce our margins. If a customer defers, modifies or cancels a project, we may be unable to rapidly re-deploy our employees to other projects to minimize underutilization of employees and avoid a negative impact to our operating results.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, CAUSING OUR STOCK PRICE TO DECLINE

     Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause quarterly fluctuations include:

          - the loss of a significant customer or project;

          - financial difficulty encountered by a significant customer;

          - our employee utilization rate, including our ability to transition employees quickly from completed or terminated projects to new projects;

          - the introduction of new services or changes in pricing policies by us or our competitors;

          - our ability to manage costs, including employee costs and support services costs; and

          - costs related to the expected opening, expansion or closing of our offices.

     In any given quarter, most of our revenues have been attributable to a limited number of customers and we expect this to continue. As a result, the cancellation or deferral of even a small number of projects in a particular quarter could significantly reduce our revenues, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenues. A failure to book an expected order in a given quarter or the need to provide training to our employees on new technologies would not be offset by a corresponding reduction in costs and could adversely affect our operating results. As a result of these factors, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful.

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

          - lack of access and ease of use;

          - congestion of Internet traffic or other usage delays;

          - inconsistent quality of service;

          - increases in access costs to the Internet;

          - evolving government regulation;

          - uncertainty regarding intellectual property ownership;

          - costs associated with the obsolescence of existing infrastructure;
            and

          - economic viability of the Internet commerce model.

APPROXIMATELY 31% OF OUR CURRENT SOFTWARE ENGINEERS ARE NOT U.S. CITIZENS AND MAY BE FORCED TO LEAVE CYSIVE WHEN THEIR TEMPORARY VISAS EXPIRE, AND WE MAY BE UNABLE TO ATTRACT AND RETAIN ADDITIONAL FOREIGN NATIONALS DUE TO LIMITS IMPOSED ON THE NUMBER OF VISAS ISSUED BY THE U.S. GOVERNMENT

     We depend on software engineers who, although residing in the United States, are not U.S. citizens, and the loss of a significant number of these personnel would make it difficult to serve our customers and grow our business. These software engineers are permitted to work in the United States for up to six years under temporary H-1B visas. Most of our software engineers working under H-1B visas were originally sponsored by former employers and, as a result, hold visas that expire in less than six years from their date of employment by Cysive. As of March 23, 2001, 65, or 31% of our software engineers were working under H-1B visas. The U.S. Immigration and Naturalization Service limits the number of new H-1B visas issued in each fiscal year, and if this limit is reached, our supply of potential software engineers will be limited. Further, we have extended offers to employees of other companies who are working under H-1B visas in the United States. We do not employ these H-1B workers until the U.S. Immigration and Naturalization Service approves a separate H-1B visa petition filed by us. Due to a current backlog at the U.S. Immigration and Naturalization Service that has delayed these potential hires from transferring sponsorship to Cysive, they have not been able to begin working for us. If this delay were to continue, our ability to recruit and hire these personnel would be impaired. In addition, changes in existing U.S. immigration laws that make it more difficult for potential employees to obtain H-1B visas could impair our ability to compete for and provide services to customers and could adversely affect our business, financial condition and results of operations.

SOME OF OUR CUSTOMERS ARE SMALL OR HAVE LITTLE OR NO OPERATING HISTORY, RAISING THE POSSIBILITY THAT THEY MAY LACK SUFFICIENT CASH FLOW TO PAY OUR FEES

     We believe that a portion of our future revenues could be derived from emerging companies formed specifically to conduct business over the Internet. These companies often have little or no earnings or cash flow, and their businesses are more likely to fail than those of more mature companies. As a result, they may be unable to pay our fees in a timely fashion or at all.

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

ITEM 2.  PROPERTIES

     Our principal headquarters are in Reston, VA under a lease that expires in April 2010. We also have offices in the metropolitan areas of Los Angeles, CA, San Jose, CA, Atlanta, GA, Chicago, IL, New York, NY and Dallas, TX. We are actively attempting to sublease our Waltham, MA office as part of the restructuring plan announced in December of 2000. We do not own any real estate. Other than our headquarters in Reston, VA, we do not consider any specific leased location to be material to our operations and believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3.  LEGAL PROCEEDINGS

     On February 5, 2001, an American Arbitration Association (AAA) panel returned a decision in the favor of the Company and required Corpay Solutions, Inc. to pay all outstanding invoices plus interest owed to us. This decision is binding on all parties. Subsequent to this decision, we received approximately $2.3 million for the outstanding invoices and interest related charges.

     Cysive is not a party to any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     Our Common Stock has been quoted on the Nasdaq National Market under the symbol "CYSV" since our initial public offering on October 15, 1999. The following table sets forth for the period indicated the high and low sale prices for our Common Stock on the Nasdaq National Market (as adjusted for our two-for-one stock split effected on May 9, 2000).

                            1999                                HIGH       LOW
                            ----                              --------   --------
Fourth Quarter (beginning October 15, 1999).................   $42.57     $15.35

                            2000                                HIGH       LOW
                            ----                              --------   --------
First Quarter...............................................   $63.00     $28.69
Second Quarter..............................................   $37.56     $21.13
Third Quarter...............................................   $29.63     $ 6.88
Fourth Quarter..............................................   $ 8.25     $ 3.50

     On March 29, 2001, the last reported sale price of our Common Stock was $4.06 per share. As of March 29, 2001, there were approximately 120 holders of record of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     From October 1, 2000 through December 31, 2000, we granted to certain of our employees options to purchase a total of 2,012,000 shares of our Common Stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan.

     From October 1, 2000 through December 31, 2000, we issued and sold to certain of our employees an aggregate of 607,644 shares of our Common Stock for aggregate consideration of approximately $430,000 pursuant to the exercise of stock options granted under our Second Amended and Restated 1994 Stock Incentive Plan.

     No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act relative to options to purchase common stock. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and we have no current intention to pay cash dividends. Our future dividend policy will depend on earnings, capital requirements and financial condition, requirements of the financing agreements to which the Company is then a party and other factors considered relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read together with the financial statements and the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data at December 31, 1996, 1997, 1998, 1999, 2000 and the statement of operations data for each of the years in the five-year period ended December 31, 2000 have been derived from Cysive's financial statements for these years, which have been audited by Ernst & Young LLP, independent auditors.

     Through September 30, 1999, we operated as an S corporation under the Internal Revenue Code. Under the provisions of the Internal Revenue Code, our stockholders included their pro rata share of our income in their personal income tax returns. Accordingly, we were not subject to federal and most state income taxes through September 30, 1999. In connection with our initial public offering, our stockholders elected to rescind the S corporation election effective on October 1, 1999, and we are now subject to federal and state income taxes.

                                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                 1996         1997         1998         1999       2000
                                               --------     --------     --------     --------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues...................................        $5,557       $7,711       $9,142     $ 25,265   $ 50,287
  Direct costs.............................         2,056        2,798        3,742        8,899     22,851
                                                   ------       ------       ------     --------   --------
Gross profit...............................         3,501        4,913        5,400       16,366     27,436
Operating expenses:
  General and administrative...............         2,009        2,754        2,725        7,228     23,848
  Sales and marketing......................           232          760        1,824        5,491     10,773
  Restructuring expense....................            --           --           --           --      4,710
  Stock compensation.......................            --           --           69       14,851      5,843
                                                   ------       ------       ------     --------   --------
       Total operating expense.............         2,241        3,514        4,618       27,570     45,174
Operating income (loss)....................         1,260        1,399          782      (11,204)   (17,738)
Investment income, net.....................            17           23           14          432      7,770
                                                   ------       ------       ------     --------   --------
Income (loss) before taxes.................         1,277        1,422          796      (10,772)    (9,968)
Income tax benefit (expense)...............            --           --           --        4,369     (4,360)
                                                   ------       ------       ------     --------   --------
Net income (loss)..........................        $1,277       $1,422       $  796     $ (6,403)  $(14,328)
                                                   ======       ======       ======     ========   ========
Weighted average shares outstanding........    13,554,000   13,554,000   13,554,000   17,629,932 26,438,946
Weighted average shares and common share
  equivalents..............................    14,947,600   15,532,422   15,987,318   17,629,932 26,438,946
Earnings (loss) per share:
  Basic....................................        $ 0.09       $ 0.10       $ 0.06     $  (0.36)  $  (0.54)
  Diluted..................................        $ 0.09       $ 0.09       $ 0.05     $  (0.36)  $  (0.54)

                                                                      DECEMBER 31,
                                               ----------------------------------------------------------
                                                 1996         1997         1998         1999       2000
                                               --------     --------     --------     --------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents..................     $  456       $  690       $  612      $  2,433   $ 20,674
Working capital............................      1,032        1,948        2,150        51,989    113,603
Total assets...............................      1,753        2,421        3,163        61,354    186,080
Total liabilities..........................        275          208          644         3,675     12,235
Stockholders' equity.......................      1,478        2,214        2,519        57,679    173,845

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with "Selected Financial Data" and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Cysive is a leading software engineering firm that builds Web, wireless and voice-activated software solutions for companies that conduct a significant portion of their business through electronic commerce channels that are integrated with their existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers' software systems. We design software solutions that can handle high volumes of customer transactions, operate reliably on a 24 hours a day, seven days a week basis, and expand to meet the growth requirements of large-scale businesses. Due to the advanced technologies necessary to complete our projects, we employ software engineers with an average of more than 10 years of experience who use a well-defined process to deliver reliable and secure custom systems on a timely basis.

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

     After successfully deploying our first e-business system in mid-1997, we began to target customers who were making significant investments in their e-business applications. As a result, there was a fundamental shift in our business strategy away from general purpose distributed systems to customized e-business applications. As part of this strategy, in the fourth quarter of 1997 and the first half of 1998, we spent considerable resources to accomplish two specific goals. Our first goal was to train all of our software engineers with advanced Internet technologies that had been researched and prototyped by our technology group. Our second goal was to deploy a direct sales force capable of selling e-business applications. These initiatives significantly impacted our results of operations for these three quarters. Specifically, the generation of a sales pipeline of e-business applications and the deployment of our sales force affected our revenues and sales and marketing expenses. In addition, the completion of two of our largest distributed systems combined with the extensive training of our software engineers caused our utilization rates and gross margins to decline during these quarters. These investments positioned us to become a leading e-business engineering firm during the period from the third quarter of 1998 to the second quarter of 2000.

     In the second half of 2000, we again identified a technology shift emerging as customers required an integrated solution for their Web, wireless and voice activated systems. As a result, we began focusing our non-utilized software engineering personnel on solving these complex development and integration issues. We formed the Product Solutions Group to package the intellectual property rights retained from prior experience in selected vertical markets with the new solutions being developed by both our Product Solutions Group and non-utilized engineers. During the second half of 2000, the general economic slow-down in conjunction with the rapidly changing technology environment caused our results from operations to significantly decline. We addressed this decline in our operating results by implementing a restructuring plan in the fourth quarter of 2000, which reduced non-billable employees and aligned the support infrastructure with the current billable staffing levels. Focusing our engineering talent on developing the current technology solutions required by businesses, in conjunction with the implementation of our restructuring plan, has enabled us to maximize Cysive's capital resources to better position us for future opportunities.

     We derive our revenues from software engineering services that are provided primarily on a time and materials basis. Revenues are recognized and billed monthly by multiplying the number of hours expended by our software engineers in the performance of the contract by the established billing rates. Our customers reimburse us for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenues.

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers' expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, in 1999, our five largest customers represented 64.5% of our revenues, and in 2000 our five largest customers represented 38.9% of our revenues. The following table identifies these customers and the percentage of our revenues derived from each.

        YEAR ENDED DECEMBER 31, 1999                            YEAR ENDED DECEMBER 31, 2000
--------------------------------------------            --------------------------------------------
          CUSTOMER             % OF REVENUES                      CUSTOMER             % OF REVENUES
-----------------------------  -------------            -----------------------------  -------------
Sylvan Prometric.............      27.8%                Cisco Systems, Inc...........       9.1%
Equifax Secure, Inc..........      11.4%                Corpay, Inc..................       9.0%
Classified Ventures, Inc.....       9.9%                Hub Group, Inc...............       7.1%
Cisco Systems, Inc...........       8.1%                Amerix Corporation...........       7.1%
CareerPath.com, Inc..........       7.3%                UUNet Technologies, Inc......       6.6%

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

     The number of employees increased from 167 as of January 1, 2000 to 306 as of December 31, 2000. Our recruiting of software engineers and support staff is directly correlated to our projected business growth. Direct costs consist primarily of compensation and benefits for our software engineers and the non-billable portion of other direct project costs. Allocated costs related to specific employees performing quality assurance reviews for customers are also included in direct costs. We expect that our per capita direct costs will increase over time due to wage increases and inflation. In addition, these costs may increase in the future because prospective employees may perceive that the stock option component of our compensation package is not as valuable if our stock price rises. Our gross margins are affected by trends in the utilization rate of our software engineers, defined as the percentage of our software engineers' time billed to customers, divided by the total available hours in a period. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins.

     General and administrative expenses consist primarily of compensation and benefits for our management, finance and administration, human resources, information technology, recruiting and the non-billable portion of our quality assurance and regional management personnel. In addition, general and administrative expenses include:

     - depreciation and amortization;

     - general operating expenses such as telephones, office supplies, travel, outside professional services, and training and facilities costs; and

     - research and development of new technologies for product solutions, including maintaining our knowledge base and writing technical reviews.

     As we increase our efforts in developing complete product solutions through research and development of new technologies and the packaging of existing experience and intellectual property rights for our current and potential customers, we anticipate a shift of certain direct costs into general and administrative costs as the resources move from direct to indirect product solutions.

     Sales and marketing expenses consist primarily of salaries, commissions, benefits, marketing programs and travel costs associated with our sales and marketing efforts. We sell our services through a direct sales force organized by geographic region. We expect sales and marketing expenses to increase as we continue to build a direct sales force and expand our marketing programs.

     Restructuring expenses consist primarily of real estate costs and severance costs of salaries and benefits for a certain period of time for those employees identified in our restructuring plan approved by the board of directors in December 2000. The real estate costs include the projected rent expense we are obligated to pay under the terms of the leases for those offices identified to be closed. We are uncertain as to when, if ever, we will be able to sublease these facilities and we have therefore expensed the total future rent expense for these locations. Real estate costs also include certain leasehold improvements and other related costs.

     Deferred stock compensation relates to grants of options to purchase 11,888,410 shares of common stock at an exercise price below the fair market value of the common stock on the date of grant, resulting in cumulative non-cash compensation charges of $35.2 million. Stock compensation expense related to the vested portion of these option grants was $4.7 million and $14.9 million in 2000 and 1999, respectively. We reversed $3.2 million from deferred stock compensation related to grants canceled in 2000. The remaining balance of $11.4 million will be amortized as follows:

              PROJECTED STOCK
YEAR ENDED  COMPENSATION EXPENSE
----------  --------------------
               (IN MILLIONS)
   2001             $5.3
   2002              4.6
   2003              2.5

RECENT EVENTS

     In March 2000, two of our customers filed for bankruptcy protection. We re-evaluated our allowance for bad debts related to those specific accounts as of December 31, 2000 and increased the allowance by an additional $200,000 in order to fully reserve these accounts. This adjustment resulted in an additional loss of $0.01 per share for the year ended December 31, 2000 from previously reported information.

     On March 30, 2001, we announced a restructuring plan to reduce our personnel by 90 to 95 positions, or approximately 30% of our total workforce. Severance and other costs associated with the restructuring are estimated to be $1 million to $1.5 million and will be recorded as a restructuring charge in the first quarter of 2001.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1998       1999       2000
                                                              -----      -----      -----
Revenues....................................................  100.0%     100.0%     100.0%
  Direct costs..............................................   40.9       35.2       45.4
                                                              -----      -----      -----
Gross profit................................................   59.1       64.8       54.6
Operating expenses:
  General and administrative................................   29.8       28.6       47.5
  Sales and marketing.......................................   20.0       21.7       21.4
  Restructuring expense.....................................     --         --        9.4
  Stock compensation........................................    0.8       58.8       11.6
                                                              -----      -----      -----
       Total operating expenses.............................   50.6      109.1       89.9
Operating income (loss).....................................    8.5      (44.3)     (35.3)
Other income, net...........................................    0.2        1.7       15.5
                                                              -----      -----      -----
Income (loss) before taxes..................................    8.7      (42.6)     (19.8)
Income tax benefit (expense)................................     --       17.3       (8.7)
                                                              -----      -----      -----
Net income (loss)...........................................    8.7%     (25.3)%    (28.5)%
                                                              =====      =====      =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased $25.0 million, or 99.0%, to $50.3 million in 2000 from $25.3 million in 1999. This increase in revenues was due primarily to an increase in the number of software engineers, an increase in customers and an increase in our billable rates. As a result of our direct sales model, our number of active customers increased to 53 in 2000 from 14 in 1999. Our headcount of billable software engineers increased to 222 at December 31, 2000 from 102 at December 31, 1999.

     Direct Costs. Direct costs increased $14.0 million, or 156.8%, to $22.9 million in 2000 from $8.9 million in 1999. As a percentage of revenues, direct costs increased to 45.4% in 2000 from 35.2% in 1999. This increase in direct costs as a percentage of revenues was primarily attributable to a decrease in our average utilization rate in 2000 to 64% from 88% in 1999. Our lower utilization rate in 2000 resulted primarily from a decrease in the demand for our services as a result of a general economic slow-down, reducing the urgency for Internet based solutions in the latter half of the year. Direct costs also increased due to an increase in our wage rates.

     Gross Profit. Gross profit increased $11.0 million, or 67.6%, to $27.4 million in 2000 from $16.4 million in 1999. The gross margin decreased to 54.6% in 2000 from 64.8% in 1999 because our direct costs exceeded the rate of increase in revenue growth.

     General and Administrative. General and administrative expenses increased $16.6 million, or 229.9%, to $23.8 million in 2000 from $7.2 million in 1999. This increase was due primarily to the addition and expansion of office space, an increase in legal fees related to our litigation support, an increase in bad debt expense, the inclusion of certain costs incurred as a publicly traded company, an increase in our recruiting and corporate administrative staffs and the addition of general infrastructure to support our increased headcount. As a percentage of revenues, general and administrative expenses increased to 47.5% in 2000 from 28.6% in 1999.

     Sales and Marketing. Sales and marketing expenses increased $5.3 million, or 96.2%, to $10.8 million in 2000 from $5.5 million in 1999. This increase was primarily due to the expansion of our marketing and sales departments as well as an increase in variable compensation linked to the increase in sales and billing rates in 2000. Additionally, we expanded our marketing programs directed at building brand recognition. As a percentage of revenues, sales and marketing expenses decreased to 21.4% in 2000 from 21.7% in 1999.

     Restructuring Expense. We recorded $4.7 million in restructuring expense in 2000. Restructuring expense represents the amounts we believe the Company will pay out in the future in severance expense and in real estate costs due to the lay-off of certain non-technical employees and the closing of some of our satellite offices. As a percentage of revenues, restructuring expense represented 9.4% in 2000.

     Stock Compensation. Stock compensation expense decreased $9.0 million, or 60.7%, to $5.9 million in 2000 from $14.9 million in 1999. The expense in 1999 was primarily related to a revaluation of our deemed fair market value in conjunction with our initial public offering in which certain options were fully vested and we recorded the stock compensation expense in full. In addition, the 1999 expense included the amortization of the deferred stock compensation related to the options granted in 1999 at prices deemed below fair market value, which vest over a period of time. The expense in 2000 was related to the same amortization of deferred stock compensation related to the 1999 grants. In addition, we granted certain non-qualified stock options at a discounted price from the fair market value in 2000 resulting in additional deferred stock compensation that will be amortized over a four-year period. The expense in 2000 also includes compensation expense related to the granting of restricted common stock to employees in connection with the fourth-quarter bonus.

     Operating Loss. Operating loss increased $6.5 million, or 58.3% to a loss of $17.7 million in 2000 from a loss of $11.2 million in 1999. The operating loss margin decreased, however, to 35.3% in 2000 from 44.3% in 1999.

     Other Income, Net. Net other income increased $7.4 million to $7.8 million in 2000 from $432,000 in 1999 primarily due to interest income generated from the initial public and secondary offering proceeds.

     Loss before Taxes. Loss before taxes decreased $804,000 to a loss of $10.0 million in 2000 from a loss of $10.8 million in 1999. This change was primarily due to the increase in the interest income and decrease in stock compensation expense offset by general and administrative costs and restructuring expense in 2000.

     Income Tax Benefit(Expense). We recorded a $4.4 million net tax expense in 2000 as compared to a $4.4 million net tax benefit in 1999. The 1999 benefit resulted primarily from the stock compensation expenses recorded in 1999. In 2000, we elected to reserve a full valuation allowance on the net deferred tax asset, creating a net income tax expense for the year because of the uncertainty of when the deferred tax benefit will be realized in future periods.

     Net Loss. Net loss increased $7.9 million to a loss of $14.3 million in 2000 from a loss of $6.4 million in 1999. This change is due primarily to the recording of a tax benefit in 1999 versus a tax expense and restructuring expense recorded in 2000.

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

     General and Administrative. General and administrative expenses increased $4.5 million, or 165.2%, to $7.2 million in 1999 from $2.7 million in 1998. This increase was due primarily to the addition and expansion of office space, an increase in our recruiting and corporate administrative staffs and the addition of infrastructure to support our increased headcount. As a percentage of revenues, general and administrative expenses decreased to 28.6% in 1999 from 29.8% in 1998. This decrease was due primarily to our ability to allocate our costs over a greater revenue base, particularly with respect to depreciation and amortization.

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

     Operating Income (Loss). Operating income decreased $12.0 million to a loss of $11.2 million in 1999 from income of $782,000 in 1998 due primarily to the stock compensation charge we recorded in 1999.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited quarterly financial data for the periods indicated. We derived this data from our unaudited financial statements, and in our opinion, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Our quarterly operating results have varied significantly in the past and will continue to do so in the future due to a number of factors including, but not limited to, changes in average billing rates, utilization rates and personnel additions or reductions, as well as the timing of expenses. Accordingly, our results for any given quarter or series of quarters are not necessarily indicative of our results for any future period. However, our quarterly operating results may represent trends that aid in understanding our business.

                                                                    QUARTER ENDED
                            ---------------------------------------------------------------------------------------------
                            MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,
                              1999        1999        1999        1999        2000        2000        2000        2000
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATION
  DATA
Revenues..................   $4,178     $  5,246     $7,282      $8,560      $12,295     $15,209     $13,418    $  9,365
Gross profit..............    2,648        3,303      4,738       5,678        8,216       9,688       7,039       2,492
Operating expenses:
  General and
    administrative........    1,294        1,125      2,201       2,610        4,144       4,963       7,844       6,897
  Sales and marketing.....      771          948      1,647       2,124        2,743       3,116       2,742       2,172
  Restructuring expense...       --           --         --          --           --          --          --       4,710
  Stock compensation......       19       13,266         28       1,539          966         935       1,825       2,116
Operating income (loss)...      564      (12,036)       862        (595)         363         674      (5,372)    (13,403)
Income (loss) before
  taxes...................   $  575     $(12,022)    $  873      $ (199)     $   944     $ 2,791     $(3,003)   $(10,700)
Net income (loss).........   $  575     $(12,022)    $  873      $4,171      $   351     $ 1,857     $(1,925)   $(14,611)
Basic earnings (loss) per
  share...................   $ 0.04     $   0.74     $ 0.05      $ 0.19      $  0.01     $  0.07     $ (0.07)   $  (0.52)
Diluted earnings (loss)
  per share...............   $ 0.03     $   0.74     $ 0.03      $ 0.12      $  0.01     $  0.05     $ (0.07)   $  (0.52)
AS A PERCENTAGE OF
  REVENUES
Revenues..................    100.0%       100.0%     100.0%      100.0%       100.0%      100.0%      100.0%      100.0%
Gross margin..............     63.4         63.0       65.1        66.3         66.8        63.7        52.5        26.6
Operating expenses:
  General and
    administrative........     30.9         21.4       30.2        30.5         33.7        32.6        58.5        73.6
  Sales and marketing.....     18.5         18.1       22.6        24.8         22.3        20.5        20.4        23.2
  Restructuring expense...       --           --         --          --           --          --          --        50.3
  Stock compensation......      0.4        252.9        0.4        18.0          7.8         6.2        13.6        22.6
Operating margin (loss)...     13.5       (229.4)      11.8        (7.0)         3.0         4.4       (40.0)     (143.1)
Income (loss) before
  taxes...................     13.8%      (229.2)%     12.0%       (2.3)%        7.7%       18.3%      (22.3)%    (114.3)%
Net margin (loss).........     13.8%      (229.2)%     12.0%       48.7%         2.9%       12.2%      (14.3)%    (156.0)%

     Revenues. Revenues increased from the quarter ended March 31, 1999 through the quarter ended June 30, 2000 because our utilization rates increased from 81.8% to 89.5% and our average billing rate increased $34.00 per hour over the six quarters. Revenues declined from the quarter ended June 30, 2000 through the quarter ended December 31, 2000. Revenues decreased primarily as a result of the decreases in utilization in the quarter ended September 30, 2000 and December 31, 2000 to 61.5% and 35.9%, respectively.

     Gross Margin. Gross margin was in the 63% -- 67% range during the periods shown from March 31, 1999 through June 30, 2000, reflecting the increases in utilization and fees in this period that increased in line with the increase in direct costs in the same periods. Our gross margin decreased to 52.5% in the third quarter of 2000 and 26.6% in the fourth quarter of 2000. These decreases are due primarily to two reasons. First, in August 2000, after a customer failed to make payment under the contractual terms of a sales agreement, we canceled this customer's sale agreement. In accordance with Staff Accounting Bulletin 101, we did not record any revenue in the third quarter related to this sales agreement as there was uncertainty as to when and if we would ever be paid for our services. However, we still incurred the same amount of direct costs during the period because we had expected the contract to continue through the third quarter and into the fourth quarter. Second, the general slowing of the economy resulted in a decrease in Internet-related projects, which decreased our revenue in the fourth quarter. We did not lay off engineers during this quarter. Instead, we trained these engineers in new technologies that we believe will support the next wave of technology spending.

     Operating expenses. General and administrative expenses as a percentage of revenues was generally in the 30% -- 33% range during the periods shown from March 31, 1999 through June 30, 2000, reflecting greater operating leverage as these expenditures were spread over a larger revenue base. In the third and fourth quarters of 2000, general and administrative costs as a percentage of revenue increased to 52.5% and 73.6%, respectively. These costs were related to our increase in bad debt expense (related to the write-off of a bad account and other questionable receivables) and an increase in recruiting costs and facility costs during these two quarters. In the fourth quarter, we adopted a restructuring plan that eliminated certain overhead positions as well as closing certain satellite offices in an effort to reduce these costs in future periods.

     Sales and marketing costs. Sales and marketing costs as a percentage of revenue were generally in the 18% -- 22% range during the periods shown above. In the third and fourth quarters of 1999, sales and marketing as a percentage of revenues increased due primarily to marketing expenses related to our brand-building campaign when we changed the name of the company to Cysive. The fourth quarter of 2000 showed an increase in the sales and marketing costs even though there was a decrease in the overall expense due to the decrease in revenue growth for that period. In the fourth quarter of 2000, we recorded a one-time restructuring charge in accordance with the restructuring plan. We recorded expenses related to the severance of employees, the closing of satellite offices and the impairment of certain assets related to the offices. Stock compensation expense for all quarters presented represents the vesting of options granted at a value below fair market value. The second quarter of 1999 is higher due to the fact that options to purchase 2,692,721 of fully vested shares were granted during that quarter at a value below fair market value. The remaining periods represent the straight-line amortization of the deferred portion of the stock compensation expense. In addition, the fourth quarter also includes compensation expense related to the granting of restricted stock for fourth quarter bonuses.

LIQUIDITY AND CAPITAL RESOURCES

     On October 15, 1999, we completed an initial public offering of 6,000,000 shares of our common stock. After deducting expenses, we received approximately $46.3 million in proceeds from this transaction. On October 22, 1999, we received an additional $4.0 million in proceeds when the underwriters exercised their over-allotment option for an additional 505,000 shares of our common stock. On March 16, 2000, we completed a secondary public offering of 3,000,000 shares of our common stock. After deducting expenses, we received approximately $123.2 million in proceeds from this transaction.

     In September 2000, we renewed our line of credit with Merrill Lynch Business Financial Services Inc. under which we are entitled to draw up to $2.5 million in borrowings. We intend to use any borrowings under the line of credit for working capital purposes. The interest rate on amounts borrowed under the line of credit is calculated using the 30-day dealer commercial paper rate as quoted in The Wall Street Journal, plus 2.65% per annum. The credit facility expires in September 2001. Any borrowings under the line of credit will be secured by all of our assets. The line of credit requires our financial ratios to be in compliance with the debt covenants. At December 31, 2000, we had no outstanding borrowings under the line of credit.

     Cash and cash equivalents were $20.7 million at December 31, 2000. Investments, which reflect the application of our net proceeds from our public offerings, were $148.5 million at December 31, 2000. Net cash provided by operating activities was $2.8 million for the year ended December 31, 2000. Capital expenditures of $6.8 million for the year ended December 31, 2000 were used primarily for computer equipment, office equipment and leasehold improvements related to our growth.

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

     We anticipate that the net proceeds from our public offerings, existing sources of liquidity and funds generated from operations, should be adequate to fund our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

     In December 2000, our Board of Directors authorized us to repurchase up to $25 million of our outstanding common stock at the discretion of our executive officers. As of December 31, 2000, we had not repurchased any shares of common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are potentially exposed to interest rate risk related to our borrowings under our credit facility with Merrill Lynch & Co., Inc. We had no borrowings outstanding under our credit facility as of December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........   27
Balance Sheets..............................................   28
Statements of Operations....................................   29
Statements of Stockholders' Equity..........................   30
Statements of Cash Flows....................................   31
Notes to Financial Statements...............................   32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cysive, Inc.

     We have audited the accompanying balance sheets of Cysive, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cysive, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

McLean, Virginia
February 8, 2001

                                  CYSIVE, INC.

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
Assets
  Current assets:
  Cash and cash equivalents.................................  $  2,432,966    $ 20,674,482
  Investments...............................................    45,039,449      94,568,018
  Accounts receivable, less allowance of $651,000 and
     $1,600,000 at December 31, 1999 and 2000,
     respectively...........................................     6,564,964       6,622,638
  Prepaid expenses and other assets.........................     1,243,105       3,162,084
  Deferred income taxes.....................................       382,937         810,802
                                                              ------------    ------------
       Total current assets.................................    55,663,421     125,838,024
  Furniture, fixtures and equipment, net....................       641,353       6,153,771
  Deferred income taxes.....................................     4,766,003              --
  Investments...............................................            --      53,969,850
  Other assets..............................................       282,778         118,060
                                                              ------------    ------------
       Total assets.........................................  $ 61,353,555    $186,079,705
                                                              ============    ============
Liabilities and stockholders' equity
  Current liabilities:
  Accounts payable..........................................  $    345,729    $  1,114,478
  Accrued liabilities.......................................     3,329,083       7,049,603
  Accrued restructuring.....................................            --       4,070,687
                                                              ------------    ------------
       Total current liabilities............................     3,674,812      12,234,768

  Commitments and contingencies.............................            --              --

Stockholders' equity:
  Preferred stock, $1.00 par value, 10,000,000 shares
     authorized; no shares issued or outstanding............            --              --
  Common stock, $0.01 par value, 500,000,000 shares
     authorized; 22,818,596 and 28,804,539 issued and
     outstanding at December 31, 1999 and 2000,
     respectively...........................................       228,186         288,045
  Additional paid-in capital................................    79,766,281     208,870,762
  Deferred stock compensation...............................   (13,571,807)    (12,742,813)
  Unrealized gain...........................................            --         501,176
  Accumulated deficit.......................................    (8,743,917)    (23,072,233)
                                                              ------------    ------------
       Total stockholders' equity...........................    57,678,743     173,844,937
                                                              ------------    ------------
       Total liabilities and stockholders' equity...........  $ 61,353,555    $186,079,705
                                                              ============    ============

                            See accompanying notes.

                                  CYSIVE, INC.

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       1998            1999            2000
                                                    -----------    ------------    ------------
Revenues..........................................  $ 9,141,966    $ 25,265,417    $ 50,287,026
  Direct costs....................................    3,741,559       8,899,276      22,851,420
                                                    -----------    ------------    ------------
Gross profit......................................    5,400,407      16,366,141      27,435,606
Operating expenses:
  General and administrative......................    2,725,290       7,228,723      23,847,734
  Sales and marketing.............................    1,823,983       5,490,956      10,773,004
  Restructuring expense...........................           --              --       4,710,120
  Stock compensation..............................       69,229      14,850,784       5,842,980
                                                    -----------    ------------    ------------
       Total operating expenses...................    4,618,502      27,570,463      45,173,838
Operating income (loss)...........................      781,905     (11,204,322)    (17,738,232)
Investment income, net............................       14,080         432,081       7,770,227
                                                    -----------    ------------    ------------
Income (loss) before taxes........................      795,985     (10,772,241)     (9,968,005)
Income tax benefit (expense)......................           --       4,369,298      (4,360,311)
                                                    -----------    ------------    ------------
Net income (loss).................................  $   795,985    $ (6,402,943)   $(14,328,316)
                                                    ===========    ============    ============
Earnings (loss) per share:
  Basic...........................................        $0.06          $(0.36)         $(0.54)
  Diluted.........................................        $0.05          $(0.36)         $(0.54)
Weighted average shares outstanding...............   13,554,000      17,629,932      26,438,946
Weighted average shares outstanding and common
  stock equivalents...............................   15,987,318      17,629,932      26,438,946

                            See accompanying notes.

                                  CYSIVE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK         ADDITIONAL      DEFERRED       RETAINED                      TOTAL
                         ---------------------     PAID-IN         STOCK         EARNINGS     UNREALIZED   STOCKHOLDERS'
                           SHARES      AMOUNT      CAPITAL      COMPENSATION    (DEFICIT)        GAIN         EQUITY
                         ----------   --------   ------------   ------------   ------------   ----------   -------------
Balance at December 31,
  1997.................  13,554,000   $135,540   $    111,644   $   (177,987)  $  2,144,437    $     --    $  2,213,634
Stockholder
  distribution.........          --         --             --             --       (560,195)         --        (560,195)
Issuance of
  compensatory stock
  options..............          --         --         41,329             --             --          --          41,329
Deferred stock
  compensation.........          --         --        (44,258)        72,158             --          --          27,900
Net income.............          --         --             --             --        795,985          --         795,985
                         ----------   --------   ------------   ------------   ------------    --------    ------------
Balance at December 31,
  1998.................  13,554,000    135,540        108,715       (105,829)     2,380,227          --       2,518,653
Stockholder
  distribution.........          --         --             --             --     (4,721,201)         --      (4,721,201)
Common stock issued
  upon exercise of
  options..............   2,759,596     27,596      1,103,073             --             --          --       1,130,669
Issuance of common
  stock in initial
  public offering......   6,505,000     65,050     50,237,731             --             --          --      50,302,781
Issuance of
  compensatory stock
  options..............          --         --     28,316,762    (15,032,512)            --          --      13,284,250
Deferred stock
  compensation.........          --         --             --      1,566,534             --          --       1,566,534
Net loss...............          --         --             --             --     (6,402,943)         --      (6,402,943)
                         ----------   --------   ------------   ------------   ------------    --------    ------------
Balance at December 31,
  1999.................  22,818,596    228,186     79,766,281    (13,571,807)    (8,743,917)         --      57,678,743
Common stock issued
  upon exercise of
  options..............   2,945,936     29,459      1,771,267             --             --          --       1,800,726
Issuance of common
  stock in secondary
  public offering......   3,000,000     30,000    123,159,263             --             --          --     123,189,263
Issuance of common
  stock from employee
  stock purchase
  plan.................      40,007        400        270,903             --             --          --         271,303
Issuance of
  compensatory stock
  options..............          --         --      3,903,048     (3,903,048)            --          --              --
Unrealized gain........          --         --             --             --             --     501,176         501,176
Deferred stock
  compensation.........          --         --             --      4,732,042             --          --       4,732,042
Net loss...............          --         --             --             --    (14,328,316)         --     (14,328,316)
                         ----------   --------   ------------   ------------   ------------    --------    ------------
Balance at December 31,
  2000.................  28,804,539   $288,045   $208,870,762   $(12,742,813)  $(23,072,233)   $501,176    $173,844,937
                         ==========   ========   ============   ============   ============    ========    ============

                         COMPREHENSIVE
                            INCOME
                            (LOSS)
                         -------------
Balance at December 31,
  1997.................  $         --
Stockholder
  distribution.........            --
Issuance of
  compensatory stock
  options..............            --
Deferred stock
  compensation.........            --
Net income.............       795,985
                         ------------
Balance at December 31,
  1998.................       795,985
Stockholder
  distribution.........            --
Common stock issued
  upon exercise of
  options..............            --
Issuance of common
  stock in initial
  public offering......            --
Issuance of
  compensatory stock
  options..............            --
Deferred stock
  compensation.........            --
Net loss...............    (6,402,943)
                         ------------
Balance at December 31,
  1999.................    (6,402,943)
Common stock issued
  upon exercise of
  options..............            --
Issuance of common
  stock in secondary
  public offering......            --
Issuance of common
  stock from employee
  stock purchase
  plan.................            --
Issuance of
  compensatory stock
  options..............            --
Unrealized gain........       501,176
Deferred stock
  compensation.........            --
Net loss...............   (14,328,316)
                         ------------
Balance at December 31,
  2000.................  $(13,827,140)
                         ============

                            See accompanying notes.

                                  CYSIVE, INC.

                            STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                   1998            1999              2000
                                                -----------    -------------    ---------------
Cash flows from operating activities:
Net income (loss).............................  $   795,985    $  (6,402,943)   $   (14,328,316)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation................................      163,816          196,283          1,097,511
  Amortization................................        3,712           26,564             77,978
  Stock compensation..........................       69,229       14,850,784          5,842,980
  Deferred income taxes.......................           --       (5,148,940)         4,338,138
  Loss on sale of furniture, fixtures and
     equipment, net...........................          664               --            102,451
  Provision for doubtful accounts.............       10,000          557,537            949,278
  Changes in operating assets and liabilities:
     Accounts receivable......................     (642,114)      (5,052,305)        (1,006,952)
     Prepaid expenses and other assets........     (106,920)      (1,383,598)        (1,754,261)
     Accounts payable.........................       12,175          318,510            768,749
     Accrued liabilities......................      424,230        2,712,368          2,609,582
     Accrued restructuring....................           --               --          4,070,687
                                                -----------    -------------    ---------------
Net cash provided by operating activities.....      730,777          674,260          2,767,825
Cash flows from investing activities:
  Purchase of investments.....................           --     (146,146,387)    (1,453,557,562)
  Sale of investments.........................           --      101,106,938      1,350,560,319
  Capital expenditures........................     (249,211)        (525,748)        (6,790,358)
                                                -----------    -------------    ---------------
Net cash used in investing activities.........     (249,211)     (45,565,197)      (109,787,601)
Cash flows from financing activities:
  Stockholder distributions...................     (560,195)      (3,614,389)                --
  Proceeds from sale of common stock..........           --       50,302,781        123,189,263
  Exercise of common stock options............           --           23,857          2,072,029
  Advances under line of credit...............    1,523,777               --                 --
  Repayments of line of credit................   (1,523,777)              --                 --
                                                -----------    -------------    ---------------
Net cash (used in) provided by financing
  activities..................................     (560,195)      46,712,249        125,261,292
Increase (decrease) in cash and cash
  equivalents.................................      (78,629)       1,821,312         18,241,516
Cash and cash equivalents at beginning of
  year........................................      690,283          611,654          2,432,966
                                                -----------    -------------    ---------------
Cash and cash equivalents at end of year......  $   611,654    $   2,432,966    $    20,674,482
                                                ===========    =============    ===============
Supplemental Cash Flow Information:
Cash paid for income taxes....................  $        --    $     742,500    $            --
                                                ===========    =============    ===============

                            See accompanying notes.

                                  CYSIVE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

     Cysive is a leading software engineering firm that builds Web, wireless and voice-activated software solutions for companies throughout the United States that conduct a significant portion of their business through electronic commerce channels that are integrated with their existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, the Company has used advanced Internet technologies to build our customers' software systems. The Company designs software solutions that can handle high volumes of customer transactions, operate reliably on a 24 hours a day, seven days a week basis, and expand to meet the growth requirements of large-scale businesses. The Company operates in one business segment.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVESTMENTS

     The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses are reported as a separate component of stockholders' equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and certain investments. Cash and cash equivalents are held by several financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, which, historically, have been within management's expectations. The carrying amount of the receivables approximates fair value. Investments are evaluated to determine whether any unrealized losses have occurred, and any losses are booked at the time the loss occurs.

                                  CYSIVE, INC.

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

Computers and related equipment.....................  Three years
Software............................................  Three years
Furniture...........................................  Five years
Leasehold improvements..............................  Shorter of lease term or useful life

     The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cashflows expected to result from the use of these assets.

     Impairment losses are recognized when the sum of the expected future cash flows are less than the assets' carrying value. No such impairment losses have been recognized to date.

INCOME TAXES

     For the period from October 1, 1999 through December 31, 1999 and for the year ended December 31, 2000, the Company provided for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Prior to October 1, 1999, the Company and its stockholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's stockholders included their pro rata share of the Company's income in their personal income tax returns. Accordingly, the Company was not subject to federal and most state income taxes during the historical periods prior to October 1, 1999.

STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") using the intrinsic value method. The Company has made pro forma disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation" using the fair value method.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options.

COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income

                                  CYSIVE, INC.

(loss) is comprised of the net income (loss) and other comprehensive earnings such as unrealized gain or losses on available-for-sale securities.

SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1998, three customers individually represented 20%, 18% and 13% of the Company's revenues. For the year ended December 31, 1999, three customers individually represented 28%, 11% and 10% of the Company's revenues. For the year ended December 31, 2000, no individual customer accounted for greater than 10% of the Company's revenues.

     At December 31, 1998, three customers individually represented 31%, 19% and 15% of the Company's accounts receivable. At December 31, 1999, four customers individually represented 18%, 13%, 11% and 11% of the Company's accounts receivable. At December 31, 2000, two customers each individually represented 18% of the Company's accounts receivable.

ADVERTISING COSTS

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1998, 1999 and 2000, the Company expensed $194,000, $1.3 million and $3.3 million, respectively, as advertising costs.

RECLASSIFICATIONS

     Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

RECENT PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company adopted SAB 101 on January 1, 2000.

     On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), an interpretation of APB 25. FIN 44 clarifies guidance for certain issues that arose in the application of APB 25. Some of the more significant conclusions reached by FIN 44 include the definition of an employee, accounting treatment of options granted to non-employee members of the board of directors, awards granted between entities, a change in an individual's employment status, stock option repricing and other modifications including the term and vesting. The Company has adopted this interpretation on the effective date of July 1, 2000.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and consequently, Cysive was required to adopt the provisions of SFAS 133 no later than the beginning of the Company's fiscal year ending December 31, 2001. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's financial statements.

                                  CYSIVE, INC.

NOTE 3 -- INVESTMENTS

     The following is a summary of the estimated fair value of both current and long-term available-for-sale securities at December 31, 1999 and 2000:

                                                           MUNICIPAL       CORPORATE
                          1999                               BONDS           BONDS
                          ----                            ------------    -----------
Gross amortized cost and market value...................  $ 43,068,630    $ 1,970,819
                                                          ============    ===========
                          2000
                          ----

Gross amortized cost....................................  $ 58,959,438    $89,077,254
Unrealized gain (loss)..................................       100,752        400,424
                                                          ------------    -----------
Market Value............................................  $ 59,060,190    $89,477,678
                                                          ============    ===========

     Gross unrealized holding gains for the year ended December 31, 2000 were approximately $501,000. Gross realized gains and losses for the year ended December 31, 1999 and 2000 were not material. For purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

     Investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

NOTE 4 -- FURNITURE, FIXTURES AND EQUIPMENT

     Major classes of furniture, fixtures and equipment consist of the following:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                               1999          2000
                                                            ----------    -----------
Computers and related equipment...........................  $  807,724    $ 2,647,144
Furniture.................................................     246,802      2,168,035
Software..................................................      76,668        766,369
Leasehold improvements....................................      78,008      1,923,700
                                                            ----------    -----------
                                                             1,209,202      7,505,248
Less accumulated depreciation and amortization............    (567,849)    (1,351,477)
                                                            ----------    -----------
                                                            $  641,353    $ 6,153,771
                                                            ==========    ===========

                                  CYSIVE, INC.

NOTE 5 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                 1999           2000
                                                             ------------    ----------
Payroll and payroll taxes..................................   $  687,273     $1,601,554
Bonuses....................................................    1,311,643      1,436,084
Commissions................................................      333,593        344,280
Vacation...................................................      259,112        641,353
Accrued expenses...........................................      506,409      2,795,997
Other......................................................      231,053        230,335
                                                              ----------     ----------
                                                              $3,329,083     $7,049,603
                                                              ==========     ==========

NOTE 6 -- ACCRUED RESTRUCTURING COSTS

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring charge in order to better align its overall cost structure and organization with planned revenue levels. The restructuring charge primarily relates to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of satellite offices, resulting in lease abandonments and write-down of assets; and 3) the accrual for professional fees related to the office closings or potential claims from severed employees. The charge was allocated to: payroll and benefits to severed employees -- $1.5 million; rent expense related to carrying vacated office space through the lease term -- $2.4 million; write-down of assets -- $400,000; and professional fees related to the restructuring -- $400,000.

     The Company expects the plans associated with these costs to be substantially completed by the first quarter of 2001, with the exception of the lease abandonments, which extend out through 2005, the end of the lease terms. The assets no longer in use were written down to their estimated fair value at December 31, 2000. Through December 31, 2000, the Company had paid approximately $267,000 in severance related payments and reduced the value of impaired fixed assets by approximately $372,000.

NOTE 7 -- LINE OF CREDIT

     In June 1998, the Company entered into a line of credit with a financial institution from which the Company may draw up to $1.0 million. In March 1999 and September 1999, the Company increased the amount available for withdrawal to $1.5 million and $2.5 million, respectively. In September 2000, the Company renewed this line of credit for $2.5 million. The line of credit expires in September 2001. Interest accrues on outstanding balances at the 30-day commercial paper rate as quoted in the Wall Street Journal, plus 2.65% per annum. All assets of the Company secure the line of credit. At December 31, 1999 and 2000, there were no outstanding borrowings. Commitment fees of 0.5% paid per $500,000 of credit facility during 1999 and 2000 were not material.

     In 2000, the Company entered into several leases for office space that required security deposits. In certain instances, the Company entered into standby letters of credit with various financial institutions in lieu of cash payments of these security deposits. As of December 31, 2000, the Company has three outstanding standby letters of credit, totaling approximately $377,000, in favor of the Company's various landlords. The Company also entered into a surety bond with the landlord of the Company's headquarters office in the amount of approximately $515,000. These letters of credit and surety bond will be reduced in future periods as

                                  CYSIVE, INC.

the Company establishes a consistent payment history. Commitment fees for these letters of credit are immaterial.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

     The Company is obligated under various non-cancelable leases for office facilities and select computer equipment. These leases generally provide for renewal options and escalation increases. In 1998, the Company amended a non-cancelable operating lease and also entered into a new non-cancelable operating lease for office space in Mountain View, CA. On November 15, 1999, the Company executed a lease for a new principal headquarters in Reston, VA that expires in April 2010. In 2000, the Company executed 5 leases for office space in Irvine, CA, Irving, TX, Oakbrook, IL, New York, NY and Waltham, MA that expire at various periods from five years to 10 years.

     Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2000 are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2001........................................................      $ 2.8
2002........................................................        4.9
2003........................................................        4.9
2004........................................................        4.8
2005........................................................        4.1
Thereafter..................................................       15.3
                                                                  -----
       Total minimum lease payments.........................      $36.8

     Rental expense on operating leases was $237,000, $326,000 and $2.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company has subleased its former headquarters office space to another company under a non-cancelable operating lease that expires in 2003. The Company received payments of approximately $135,000 in 2000 and it is anticipated that the Company will receive payments of approximately $239,000, $251,000 and $128,000 in fiscal years 2001, 2002 and 2003, respectively.

LAWSUIT

     In December 1999, a former service provider filed a lawsuit against the Company. On September 14, 2000, a jury returned a decision in favor of the Company and no appeal was filed.

     On August 23, 2000, the Company terminated a time and materials contract with CorPay Solutions, Inc. (the "Contract") for failure to pay its outstanding invoices. Under the terms and conditions of the Contract, the parties agreed to settle their disputes through binding arbitration. Accordingly, on August 29, 2000, the Company filed a demand for arbitration seeking to recover all amounts owed by CorPay Solutions, Inc. under all outstanding invoices (approximately $2.2 million). CorPay Solutions, Inc. filed a counterclaim seeking the return of all amounts paid to the Company (approximately $4.5 million), alleging that the Company breached the Contract by, among other things, failing to perform the services called for in the Contract. The Company vigorously denied all allegations raised in the counterclaim. See Subsequent Events note for the outcome of these proceedings.

                                  CYSIVE, INC.

NOTE 9 -- STOCKHOLDERS' EQUITY

STOCK SPLIT

     In September 1999, the Company's stockholders approved a stock split of
2.25 shares of common stock for every one share of outstanding common stock. In April 2000, the Company's stockholders approved a two-for-one stock split in the form of a stock dividend that became effective on May 8, 2000. All share and per share amounts have been restated in these financial statements and the accompanying notes to reflect these stock splits.

EQUITY TRANSACTIONS

     In January 1999, two employees and stockholders of the Company exercised options for the purchase of 2,700,000 shares for $1.1 million, which was funded through a distribution in the same amount to the stockholders.

     In October 1999 and December 1999, two stockholders and 22 employees of the Company, respectively, exercised options to purchase a combined total of 59,596 shares for $32,669, of which $10,312 was funded through a distribution to the stockholders and the remainder was paid in cash.

     On October 15, 1999, the Company completed its initial public offering and issued 6,000,000 shares of common stock at $8.50 per share. An additional 700,000 shares were sold by an existing stockholder at $8.50 per share. In connection with the initial public offering, the underwriters exercised an option to purchase an additional 1,005,000 shares of common stock (505,500 sold by the Company and 500,000 sold by an existing stockholder) at $8.50 per share on October 22, 1999. Total proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $50.3 million.

     On March 16, 2000, the Company completed its secondary public offering and issued 3,000,000 shares of common stock at $43.50 per share. An additional 3,000,000 shares were sold by certain employees and stockholders at $43.50 per share. Total proceeds to the Company from its secondary public offering, net of underwriting discounts and costs of the offering, were approximately $123.2 million.

     On April 24, 2000, the stockholders of the Company voted in favor to amend Cysive's Certificate of Incorporation to increase the authorized shares of common stock to 500,000,000 shares from 75,000,000 shares.

     During the year ended December 31, 2000, certain employees of the Company exercised options to purchase a combined total of 2,945,936 shares of common stock for $1,800,726 paid in cash.

     In April 2000, the Board of Directors amended the Cysive, Inc. Employee Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company to purchase common stock through payroll deductions. Employees are eligible beginning three months from their start date and must work a minimum of 20 hours a week. A total of 1,125,000 shares of Cysive's common stock have been reserved for issuance under the ESPP. The purchase price is the lower of 85% of the fair market value of the common stock on the day the employee began participating in the ESPP, or 85% of the fair market value of the shares on the date of purchase. During the year ended December 31, 2000, 40,007 shares were purchased through the ESPP.

STOCK OPTIONS

     In 1994, the Company established a stock option plan (the "1994 Option Plan") under which 4,500,000 shares of common stock were reserved for issuance upon exercise of options granted to employees, officers and directors of the Company. The Board of Directors increased the number of shares available under the plan from time to time as needed. In April 2000, the stockholders of the Company voted in favor of an increase in the number of shares available for issuance under the 1994 Option Plan to 35,150,000. In the future, the

                                  CYSIVE, INC.

amount of common shares reserved under the 1994 Option Plan will be automatically increased by 15% of any increase in the outstanding shares of common stock (other than increases resulting from the stock issuance under the 1994 Option Plan.) The price for the incentive stock options is to be not less than the fair market value at the date of grant as determined by the Board of Directors. The 1994 Option Plan provides for incentive, non-qualified and restricted stock options. Non-employees are not eligible for incentive stock options.

     In 1997, the Company issued non-qualified options to purchase 645,922 shares of common stock to select Company directors and an employee (the "Employee") at an exercise price of $0.415 per share, which was considered to be below fair market value at the date of the option grants. Accordingly, the Company recorded deferred stock compensation of $177,987. In March 1998, the Company issued non-qualified options to purchase 80,308 shares of common stock to an officer at an exercise price of $0.415 per share, which was considered to be below fair market value at the date of the option grant. The Company recorded deferred stock compensation of $22,129. In June 1998, the Employee left the Company and $66,387 was reversed from deferred stock compensation because no options had vested. In July 1998, 1999 and 2000, the Company amortized $27,900, $27,900 and 55,800, respectively, to expense to reflect the vested portions of the deferred stock compensation in each year.

     In 1999, the Company issued 20% vested incentive stock options to purchase 655,974 shares of common stock and fully vested non-qualified options to purchase 2,561,526 shares of common stock at exercise prices of $0.835 and $0.415 per share (each of which was considered to be below fair market value for financial reporting purposes), respectively. In accordance with APB 25, the Company recorded $13.3 million in compensation expense. In connection with the grant of other certain options to employees during the period from April 1, 1999 through September 30, 1999, the Company recorded deferred stock compensation of approximately $15.1 million, based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders' equity and are being amortized on a straight-line method over a period of four years. The deemed fair value for accounting purposes was determined relative to the mid-point ($5.40 per share) of the anticipated initial public offering price range as of the date of the initial filing. In addition, 92,476 options issued in 1998 at an exercise price of $0.415 per share (which was considered to be below fair market value for financial reporting purposes) vested and the Company recorded $18,600 in compensation expense.

     In 2000, the Company issued non-qualified options to purchase 4,335,388 shares of common stock at exercise prices ranging from $5.688 to $24.65 per share (which was a 15% discount from the fair market value at the time of grant). In accordance with APB 25, the Company recorded $6.5 million in deferred stock compensation for the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders' equity and are being amortized on a straight-line method over the vesting period of four years.

     Options granted expire no more than five years from the date of grant for 10% stockholders and 10 years from the date of grant for all other recipients. Except as otherwise noted above, options granted through July 19, 1999 vest in accordance with the following schedule: one year from the date of the grant -- 25%, two years from the date of the grant -- 25%, and three years from the date of the grant -- the remaining 50%. Options granted subsequent to July 20, 1999 vest 25% per year for four years.

     The Company has reserved 35,156,000 shares of common stock issuable upon exercise of options granted under the 1994 Option Plan, of which options to purchase 13,502,652 shares of common stock are available for grant under the 1994 Option Plan as of December 31, 2000.

                                  CYSIVE, INC.

     The Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized related to options granted to employees at fair value during 1998, 1999 and 2000.

     Common stock option activity was as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               NUMBER OF     EXERCISE
                                                                SHARES        PRICE
                                                              -----------    --------
Outstanding at December 31, 1997............................    6,427,129     $ 0.48
  Granted...................................................    3,087,002     $ 0.69
  Exercised.................................................           --         --
  Cancelled or expired......................................     (811,125)    $ 0.60
                                                              -----------
Outstanding at December 31, 1998............................    8,703,006     $ 0.54
  Granted...................................................    7,573,252     $ 2.41
  Exercised.................................................   (2,759,596)    $ 0.41
  Cancelled or expired......................................     (254,814)    $ 0.69
                                                              -----------
Outstanding at December 31, 1999............................   13,261,848     $ 1.63
  Granted...................................................    8,740,251     $12.58
  Exercised.................................................   (2,945,936)    $ 0.61
  Cancelled or expired......................................   (3,108,346)    $12.37
                                                              -----------
Outstanding at December 31, 2000............................   15,947,817     $ 5.73
                                                              ===========

     The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 -------------------------                ----------------------
                                                 AVERAGE      WEIGHTED                  WEIGHTED
                                                REMAINING     AVERAGE                   AVERAGE
                                   NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
   RANGE OF EXERCISE PRICES      OUTSTANDING      LIFE         PRICE      EXERCISABLE    PRICE
-------------------------------  -----------   -----------    --------    -----------   --------
$ 0.00 -- $12.00...............  12,081,817        8.2         $ 2.09      5,242,763     $ 0.55
$12.01 -- $24.00...............   3,490,986        9.3         $16.11         53,997      20.84
$24.01 -- $36.88...............     375,014        9.0         $25.91         41,003      25.82
                                 ----------                                ---------
$ 0.00 -- $36.88...............  15,947,817        8.5         $ 5.73      5,337,763     $ 0.95
                                 ==========                                =========

     Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted after 1995 consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                 1998         1999            2000
                                               --------    -----------    ------------
Net income (loss) -- pro forma.............    $612,916    $ 4,907,235    $(28,050,195)
Pro forma earnings (loss) per common
  share....................................    $   0.04    $      0.28    $      (1.06)
Pro forma earnings (loss) per common
  share -- assuming dilution...............    $   0.04    $      0.17    $      (1.06)

     The effect of applying SFAS No. 123 on 1998, 1999 and 2000 pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to,

                                  CYSIVE, INC.

among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants after 1995:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1998        1999        2000
                                                       -------    --------    --------
Volatility...........................................    0.001        0.17       1.964
Expected life of the option..........................  4 years     4 years     5 years
Risk-free interest rate..............................     6.5%        6.5%        6.0%
Dividend rate........................................     0.0%        0.0%        0.0%

     The weighted average fair values of the options granted in 1998 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $0.16 and $0.38 per share, respectively. The weighted average fair values of the options granted in 1999 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $8.08 and $4.81 per share, respectively. The weighted average fair values of the options granted in 2000 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $10.36 and $17.49 per share, respectively.

RESCISSION

     In September 2000, the Company and certain employees mutually agreed to rescind options exercised to purchase 1,043,810 shares of common stock. Due to the fact that the recission related to incentive stock options, there was no effect on the Company's results of operations for the year ended December 31, 2000 as a result of this transaction. Subsequent to the recission, options to purchase 980,625 shares of the Company's common stock were re-exercised.

NOTE 10 -- EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Savings Plan (the "Plan") in which employees are eligible to participate beginning on the first day of the quarter subsequent to their hire date and attaining age 21. The Plan allows employees to contribute up to 15% of their bi-weekly compensation, subject to the statutory limitations. The Company matches employee contributions up to the first six percent of each participant's bi-weekly compensation, subject to statutory limitations. The Company contributions to the Plan are discretionary as authorized by the Board of Directors. Expense reflected in the Statements of Operations relating to the Plan was $257,000, $546,000 and $1.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 11 -- INCOME TAXES

S CORPORATION

     From inception through September 30, 1999, the Company operated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's stockholders included their pro rata share of the Company's income in their personal income tax returns. Accordingly, the Company was not subject to federal and most state income taxes for earnings in 1997, 1998 and the first nine months of 1999.

     Stockholders elected to rescind the S corporation election effective on October 1, 1999. The Company calculated $3.0 million as the previously earned and undistributed S corporation taxable earnings through September 30, 1999 and paid out approximately $2.8 million to the existing stockholders of the Company as of September 30, 1999 during 1999. These payments were paid out of the cumulative earnings of the Company.

                                  CYSIVE, INC.

C CORPORATION

     The Company recorded a net deferred tax benefit of $4.8 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at October 1, 1999. In 2000, the Company increased the deferred tax benefit net of deferred liabilities to $7.9 million. At the end of the year as a result of the Company's current and expected future operating losses, the Company elected to record a full valuation allowance on all of the operating deferred tax assets, resulting in an income tax expense for the year.

     Additionally, during 2000, certain grantees of non-qualified and incentive stock options exercised their options and periodically sold the common stock issued upon such exercise. These sales created an additional non-operational tax benefit of $13.2 million to the Company. In addition, the Company generated an additional $906,997 tax benefit related to losses from continued operations. The Company recorded a valuation allowance of $13.2 million because of the uncertainty of future benefit arising from this tax benefit. The use of these losses expires beginning in 2020.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Components of the Company's net deferred tax asset balances at December 31, 1999 and 2000 are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          2000
                                                             ----------    -----------
Deferred tax assets:
  NOL......................................................  $       --    $14,130,551
  Accrued expenses.........................................     295,947      1,889,743
  Stock compensation.......................................   4,950,245      5,611,426
  Asset reserves...........................................     252,154        619,999
                                                             ----------    -----------
       Total deferred tax assets...........................   5,498,346     22,252,719
                                                             ==========    ===========
Deferred tax liabilities:
  Change from cash to accrual method for tax purposes......    (336,750)      (168,373)
  Depreciation.............................................     (12,656)       (46,619)
                                                             ----------    -----------
       Total deferred tax liabilities......................    (349,406)      (214,992)
                                                             ==========    ===========
Net deferred tax asset.....................................   5,148,940     22,037,727
Valuation allowance........................................          --    (21,226,925)
                                                             ----------    -----------
                                                             $5,148,940    $   810,802
                                                             ==========    ===========

                                  CYSIVE, INC.

     The components of the provision for income taxes for the period ended December 31, 1999 and 2000 are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              1999            2000
                                                           -----------    ------------
Current tax expense (benefit):
  Federal................................................  $   634,787    $   (660,139)
  State..................................................      144,855        (128,490)
Deferred tax benefit:
  Federal................................................   (4,192,285)    (13,090,745)
  State..................................................     (956,655)     (2,987,240)
                                                           -----------    ------------
Net benefit for income taxes.............................   (4,369,298)    (16,866,614)
Change in valuation allowance............................           --      21,226,925
                                                           -----------    ------------
Net income tax expense (benefit).........................  $(4,369,298)   $  4,360,311
                                                           ===========    ============

     The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal rate to income (loss) before taxes was attributable to the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              1999            2000
                                                           -----------    ------------
Federal statutory income tax benefit.....................  $(3,662,562)   $ (3,310,781)
Adjustment for S corporation income taxable to
  stockholders...........................................    3,595,225              --
State taxes (net of federal benefit).....................       52,038        (409,303)
Permanent items..........................................      439,666     (13,146,530)
Effect of change in tax status...........................   (4,793,665)             --
Effect of asset valuation allowance......................           --      21,226,925
                                                           -----------    ------------
                                                           $(4,369,298)   $  4,360,311
                                                           ===========    ============

NOTE 12 -- EARNINGS (LOSS) PER SHARE

     The following table summarizes the computation of basic and diluted earnings (loss) per share for the years ended December 31, 1998, 1999 and 2000:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                1998           1999            2000
                                             -----------    -----------    ------------
Numerator:
Net income (loss)..........................  $   795,985    $(6,402,943)   $(14,328,316)
Denominator:
  Weighted average shares outstanding......   13,554,000     17,629,932      26,438,946
  Weighted average effect of common stock
     equivalents outstanding...............    2,433,318             --              --
                                             -----------    -----------    ------------
                                              15,987,318     17,629,932      26,438,946
                                             ===========    ===========    ============
Earnings (loss) per share:
  Basic....................................  $      0.06    $     (0.36)   $      (0.54)
  Diluted..................................  $      0.05    $     (0.36)   $      (0.54)

                                  CYSIVE, INC.

NOTE 13 -- SUBSEQUENT EVENTS

     On February 5, 2001, an American Arbitration Association panel of three arbitrators returned a decision in the favor of the Company and required Corpay Solutions, Inc. to pay all outstanding invoices plus interest to the Company. This outcome is binding. On February 23, 2001, the Company received approximately $2.3 million for the past due invoices and interest related charges.

     In March 2000, two of the Company's customers filed for bankruptcy protection. The Company re-evaluated its allowance for bad debts related to those specific accounts as of December 31, 2000 and increased the allowance by an additional $200,000 in order to fully reserve these accounts. This adjustment resulted in an additional loss of $0.01 per share for the year ended December 31, 2000 from previously reported information.

     On March 30, 2001, the Company announced a restructuring plan to reduce the Company's personnel by between 90 to 95 positions, or approximately 30% of the total workforce. Severance and other costs related to the restructuring plan are estimated to be between $1 million to $1.5 million and will be recorded as a restructuring charge in the first quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table presents information about each of our executive officers and directors.

                    NAME                       AGE                        POSITION(S)
---------------------------------------------  ---   -----------------------------------------------------
Nelson A. Carbonell, Jr......................  37    Chairman of the Board, President and Chief Executive
                                                     Officer
John R. Lund.................................  38    Vice President, Chief Financial Officer, Treasurer,
                                                     Secretary and Director
Ken R. Hargrave..............................  39    Vice President, Customer Practice Group-West
John N. Carbonell............................  31    Vice President, Customer Practice Group-East
R. Eugene Willingham.........................  35    Vice President, Product Solutions
Jon S. Korin.................................  46    Director
John M. Sabin................................  46    Director

     Nelson A. Carbonell, Jr. founded Cysive and has served as President, Chief Executive Officer and Chairman of the board of directors since we commenced operations in 1994. Mr. Carbonell serves on the Executive Committee of the Washington-Baltimore Young President's Organization. Mr. Carbonell received a B.S. in Electrical Engineering from George Washington University in 1985. Mr. Carbonell is the brother of John N. Carbonell.

     John R. Lund has served as our Treasurer since December 1995, our Chief Financial Officer since April 1997, our Secretary since April 1999 and as a Director since April 1999. From December 1995 until April 1997, Mr. Lund served as our Vice President of Finance. Mr. Lund received a B.S. in Accounting from Brigham Young University in 1986.

     Ken R. Hargrave has served as the Vice President, Customer Practice Group-West since January 2000, and manages our operations in Southern California, Mountain View, Denver and Chicago. From June 2000 to December 2000, Mr. Hargrave served as our Regional Director of Southern California. From October 1995 to June 2000, Mr. Hargrave served as a Project Manager. Mr. Hargrave received his B.S. in Computer Science from Rochester Institute of Technology in 1985.

     John N. Carbonell has served as the Vice President, Customer Practice Group-East since January 2000, and manages our operations in New York, Reston, Atlanta and Dallas. From January 2000 to December 2000, Mr. Carbonell served as our Director of Operations for the East. From August 1998 to December 1999, Mr. Carbonell served as a Project Manager. From July 1995 to August 1998, Mr. Carbonell served as a Senior Developer. Mr. Carbonell received his B.S. in Electrical Engineering from the University of Pennsylvania in 1992. Mr. Carbonell is the brother of Nelson A. Carbonell.

     R. Eugene Willingham has served as Vice President, Product Solutions since January 2000. From December 1999 to December 2000, Mr. Willingham served as our Director of Operations for New Office Development. From June 1997 to December 1999, Mr. Willingham served as the Director of Operations for the East. From September 1996 to June 1997, Mr. Willingham served as a Project Manager. Mr. Willingham received his B.S. in Aerospace Engineering from the University of Maryland in 1989.

     Jon S. Korin has served as a Director since April 1997. Mr. Korin has served as vice president of strategic development for PRC, Inc., a provider of information technology and systems-based solutions for the U.S. government and commercial customers, since June 1993. Mr. Korin is a board member and past president of the National Capital chapter of the Association for Corporate Growth and a board member of the IT Services Division of the Information Technology Association of America. Mr. Korin received a B.S. from The Wharton School of the University of Pennsylvania in May 1976 and attended the New York University Graduate School of Business.

     John M. Sabin has served as a Director since April 1997. Since January 2000, Mr. Sabin has served as Chief Financial Officer and General Counsel of Oceanix Biosciences Corporation, a bioinformatics and biotechnology company. From September 1999 to January 2000, Mr. Sabin acted as a business consultant in the hotel and lodging industry. From May 1998 until September 1999, Mr. Sabin served as Executive Vice President and Chief Financial Officer of Hudson Hotels Corporation, a publicly traded hotel ownership and management company. From February 1997 until May 1998, Mr. Sabin served as Senior Vice President and Treasurer of Vistana, Inc., a publicly traded company that owns, operates and develops time share resorts, and served as Chief Financial Officer of Vistana from February 1997 until November 1997. From June 1996 until February 1997, Mr. Sabin served as Vice President of Finance of Choice Hotels International, Inc., a publicly traded hotel franchisor, and served as Vice President of Mergers and Acquisitions from June 1995 to February 1997. From December 1993 until October 1996, Mr. Sabin served as Vice President of Finance and Assistant Treasurer of Manor Care, Inc., the former parent of Choice Hotels International, Inc. Mr. Sabin is a Director and non-Executive Chairman of the Board of Competitive Technologies, Inc., a publicly traded technology licensing and transfer company. Mr. Sabin received his B.S., M.Acc. and M.B.A. degrees from Brigham Young University and a J.D. degree from the J. Reuben Clark Law School at Brigham Young University.

BOARD COMPOSITION

     We currently have four directors whose terms of office are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in May 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. The Class I director is Mr. Carbonell, the Class II directors are Messrs. Lund and Sabin and the Class III director is Mr. Korin. At each annual meeting of stockholders after the initial classification or special meeting held in place of an annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or similar special meeting. If the board of directors increases the number of directors, the newly created directorships will be distributed among the three classes so that each class of directors will, as nearly as possible, consist of one-third of the directors. This classification of our board of directors may delay or prevent changes in control or management of Cysive.

BOARD COMMITTEES

     Our board of directors has established an audit committee, a compensation committee and an executive committee.

     The audit committee consists of Messrs. Sabin and Korin and assists the board of directors in fulfilling its responsibilities of ensuring that management maintains an adequate system of internal controls. The audit committee also reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters. These matters include the selection of our auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices.

     The compensation committee determines the salaries and incentive compensation of Cysive's officers and provides recommendations for the salaries and incentive compensation of other employees and software engineers. The compensation committee also administers Cysive's various incentive compensation, stock and benefit plans. The compensation committee consists of Messrs. Sabin and Korin.

     The executive committee determines the objectives and performance criteria of each member of Cysive's management team. The executive committee consists of Messrs. Carbonell and Lund.

DIRECTOR COMPENSATION

     Each non-employee director currently receives $1,000 of cash compensation and reimbursement for reasonable travel expenses for each board meeting attended. In addition, upon their first election to office after our initial public offering each director will receive an option to purchase 60,000 shares of our common stock that will vest equally over that director's three-year term. Until their election, the Class II directors received an option to purchase 20,000 shares of our common stock in April 2000 that vests over one year. Correspondingly, the Class III directors received an option to purchase 40,000 shares of our common stock in April 2000 that vests equally over two years.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information is incorporated herein by reference to our definitive 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information is incorporated herein by reference to our definitive 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information is incorporated herein by reference to our definitive 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1) THE FOLLOWING FINANCIAL STATEMENTS OF CYSIVE, INC. AND REPORT OF INDEPENDENT AUDITORS ARE INCLUDED IN ITEM 8 OF THIS FORM 10-K:

     - Report of Ernst & Young, LLP, Independent Auditors.

     - Balance Sheets as of December 31, 1999 and 2000.

     - Statements of Operations for the years ended December 31, 1998, 1999 and 2000.

     - Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000.

     - Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

     - Notes to Financial Statements.

(a)(2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS FILED AS PART OF THIS REPORT AND IS ATTACHED HERETO AS PAGES S-1 AND S-2:

     - Report of Independent Auditors on the Financial Statement Schedule.

     - Schedule II -- Valuation and Qualifying Accounts.

     All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in our financial statements or the notes thereto, are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) THE FOLLOWING EXHIBITS ARE EITHER PROVIDED WITH THIS REPORT OR ARE INCORPORATED HEREIN BY REFERENCE:

                                     EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
     3.1 Amended and Restated Certificate of Incorporation(1)
     3.2 Amended and Restated Bylaws(1)
     4.1 Form of Common Stock Certificate(1)
    10.1 Second Amended and Restated 1994 Stock Option Plan(2)
    10.2 Amended and Restated Stock Option Plan(1)
    10.3 Employee Stock Purchase Plan(3)
    10.4 401(k) Plan(1)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
    10.5  Employment Agreement between Cysive, Inc. and Nelson A.
          Carbonell, Jr.(1)
    10.6  Employment Agreement between Cysive, Inc. and John R.
          Lund(1)
    10.7  Employment Agreement between Cysive, Inc. and Michael E.
          Price(1)
    10.8  Employment Agreement between Cysive, Inc. and Robert C.
          Rubinstein(1)
    10.9  Employment Agreement between Cysive, Inc. and Joseph M.
          Rymsza(1)
    10.10 Employment Agreement between Cysive, Inc. and John M.
          Saaty(1)
    10.11 Basic Ordering Agreement between Cysive, Inc. and Sylvan
          Prometric, Inc.(1)
    10.12 Basic Ordering Agreement between Cysive, Inc. and Equifax
          Secure, Inc.(1)
    10.13 Basic Ordering Agreement between Cysive, Inc. and Classified
          Ventures, LLC(1)
    10.14 Basic Ordering Agreement between Cysive, Inc. and Cisco
          Systems, Inc.(1)
    10.15 Basic Ordering Agreement between Cysive, Inc. and UOP(1)
    10.16 Revolving Credit Agreement between Cysive, Inc. and Merrill
          Lynch & Co.(1)
    10.17 Letter Agreement between Cysive, Inc. and Merrill Lynch &
          Co.(3)
    10.18 Lease Agreement by and between Cysive, Inc. and Parkridge
          Five Associates Limited Partnership(1)
    10.19 Severance Agreement between Cysive, Inc. and Michael E.
          Price(3)
    10.20 Severance Agreement between Cysive, Inc. and Robert C.
          Rubinstein(3)
    10.21 Severance Agreement between Cysive, Inc. and Joseph M.
          Rymzsa(3)
    10.22 Amendment No. 1 to Executive Employment Agreement between
          Cysive, Inc. and Nelson A. Carbonell(3)
    10.23 Amendment No. 1 to Executive Employment Agreement between
          Cysive, Inc. and John R. Lund(3)
    10.24 Amendment No. 1 to Executive Employment Agreement between
          Cysive, Inc. and John M. Saaty(3)
    23.1  Consent of Ernst & Young LLP(3)

---------------
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-85651).
(2) Incorporated by reference to our Definitive Proxy Statement on Form DEF 14A (File No. 000-27607).
(3) Filed herewith.

(b) REPORTS ON FORM 8-K.

     - Current Report on Form 8-K, filed with the Commission on November 1,
       2000.

     - Current Report on Form 8-K, filed with the Commission on December 13,
       2000.

(d) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS FILED HEREWITH:

     - Schedule II -- Valuation and Qualifying Accounts.

     Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Reston, Commonwealth of Virginia, on March 30, 2001.

                                          CYSIVE, INC.

                                          By: /s/ NELSON A. CARBONELL, JR.
                                            ------------------------------------
                                            Nelson A. Carbonell, Jr.
                                            Chairman, President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on March 30, 2001.

                       NAME                                                 TITLE
                       ----                                                 -----

            /s/ NELSON A. CARBONELL, JR                Chairman, President and Chief Executive Officer
---------------------------------------------------      (Principal Executive Officer)
             Nelson A. Carbonell, Jr.

                 /s/ JOHN R. LUND                      Chief Financial Officer, Treasurer, Secretary
---------------------------------------------------      and Director (Principal Financial and
                   John R. Lund                          Accounting Officer)

                   /s/ JON KORIN                       Director
---------------------------------------------------
                     Jon Korin

                  /s/ JOHN SABIN                       Director
---------------------------------------------------
                    John Sabin

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

     We have audited the financial statements of Cysive, Inc. as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 8, 2001 (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

McLean, Virginia
February 8, 2001

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   YEARS ENDED DECEMBER 31, 1998, 1999, 2000

                                               BALANCE AT    CHARGED TO   CHARGED TO    BALANCE AT
                                              BEGINNING OF   COSTS AND       OTHER        END OF
                DESCRIPTION                      PERIOD       EXPENSES     ACCOUNTS       PERIOD
                -----------                   ------------   ----------   -----------   ----------
                                                                 (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1998..............      $150       $       28   $       (18)  $      160
  Year ended December 31, 1999..............       160              558           (67)         651
  Year ended December 31, 2000..............       651            2,359        (1,410)       1,600

                             RESTRUCTURING RESERVE

                   YEARS ENDED DECEMBER 31, 1998, 1999, 2000

                                               BALANCE AT    CHARGED TO   CHARGED TO    BALANCE AT
                                              BEGINNING OF   COSTS AND       OTHER        END OF
                DESCRIPTION                      PERIOD       EXPENSES     ACCOUNTS       PERIOD
                -----------                   ------------   ----------   -----------   ----------
                                                                 (IN THOUSANDS)
Reserve:
  Year ended December 31, 1998..............      $ --       $       --   $        --   $       --
  Year ended December 31, 1999..............        --               --            --           --
  Year ended December 31, 2000..............        --            4,710          (639)       4,071

                        ALLOWANCE FOR DEFERRED TAX ASSET

                   YEARS ENDED DECEMBER 31, 1998, 1999, 2000

                                               BALANCE AT    CHARGED TO   CHARGED TO    BALANCE AT
                                              BEGINNING OF   COSTS AND       OTHER        END OF
                DESCRIPTION                      PERIOD       EXPENSES     ACCOUNTS       PERIOD
                -----------                   ------------   ----------   -----------   ----------
                                                                 (IN THOUSANDS)
Allowance for deferred tax asset:
  Year ended December 31, 1998..............      $ --       $       --   $        --   $       --
  Year ended December 31, 1999..............        --               --            --           --
  Year ended December 31, 2000..............        --        4,360,311    16,866,614   21,226,925