Form 10-Q
period 2001-03-31
CYSIVE INC
filed 2001-05-15
CIK 1093193

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


FOR THE QUARTER ENDED MARCH 31, 2001                                                           COMMISSION FILE NO.
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



                             10780 PARKRIDGE BLVD.
                                   SUITE 400
                             RESTON, VIRGINIA 20191
                   (Address of principal executive offices) (Zip Code).

                                 (703) 259-2300
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  X    No
                                                              ------   ------




As of May 10, 2001, 29,626,470 shares of common stock were outstanding.

                                  CYSIVE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                  Balance Sheets as of December 31, 2000 and March 31, 2001...............................    2
                  Statements of Operations for the three months ended March 31, 2000 and 2001.............    3
                  Statements of Cash Flows for the three months ended March 31, 2000 and 2001.............    4
                  Notes to Financial Statements...........................................................    5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................................    8

                                             PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds...................................................    17
Item 6.       Exhibits and Reports on Form 8-K............................................................    17

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  CYSIVE, INC.

                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     DECEMBER 31,        MARCH 31,
                                                                                        2000               2001
                                                                                    ------------        ----------
                                                                                                        (Unaudited)
ASSETS
   Current assets
     Cash and cash equivalents...................................................   $       20,674     $      16,187
     Investments.................................................................           94,568            84,563
     Accounts receivable, less allowance of $1,600 and $1,399 at December
       31, 2000 and March 31, 2001, respectively.................................            6,623             3,267
     Prepaid expenses and other assets...........................................            3,162             3,518
     Deferred income taxes.......................................................              811               811
                                                                                    --------------     -------------

       Total current assets......................................................          125,838           108,346

   Furniture, fixtures and equipment, net........................................            6,154             6,296
   Investments...................................................................           53,970            63,656
   Other assets..................................................................              118               148
                                                                                    --------------    --------------

     TOTAL ASSETS................................................................   $      186,080    $      178,446
                                                                                    ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable............................................................   $        1,114    $          502
     Accrued liabilities.........................................................            7,050             3,935
     Accrued restructuring.......................................................            4,071             4,496
                                                                                    --------------    --------------

       Total current liabilities.................................................           12,235             8,933

   Commitments and contingencies.................................................                -                 -

   Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized; no
     shares issued and outstanding...............................................                -                 -

   Common stock, $0.01 par value; 500,000,000 shares authorized; 28,804,539 and
     29,493,121 shares issued and outstanding at
     December 31, 2000 and March 31, 2001, respectively..........................              288               295
   Additional paid-in capital....................................................          208,871           207,309
   Deferred stock compensation...................................................         (12,743)           (9,279)
   Unrealized gain on investments................................................              501             1,033
   Accumulated deficit...........................................................         (23,072)          (29,845)
                                                                                    --------------    --------------

       Total stockholders' equity................................................          173,845           169,513
                                                                                    --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      186,080    $      178,446
                                                                                    ==============    ==============

                             See accompanying notes

                                  CYSIVE, INC.

                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     2000           2001
                                                                               --------------  --------------
                                                                                        (UNAUDITED)
      Revenues............................................................     $       12,295  $        5,530
         Direct costs.....................................................              4,079           5,864
                                                                               --------------  --------------

      Gross profit........................................................              8,216           (334)

      Operating expenses:
             General and administrative...................................              4,144           4,852
             Sales and marketing..........................................              2,743           1,931
             Restructuring ...............................................                  -           1,689
             Stock compensation...........................................                966             364
                                                                               --------------  --------------

      Total operating expenses............................................              7,853           8,836
                                                                               --------------  --------------

      Operating income (loss).............................................                363         (9,170)

      Investment  income, net.............................................                581           2,397
                                                                               --------------  --------------

      Income (loss) before income taxes...................................                944         (6,773)

      Income taxes........................................................                593              -
                                                                               --------------  --------------

      Net income (loss) ..................................................      $         351  $      (6,773)
                                                                                =============  ==============

      Earnings (loss) per share:
          Basic earnings (loss) per share.................................      $        0.01  $       (0.23)
          Diluted earnings (loss) per share ..............................      $        0.01  $       (0.23)

      Weighted average shares outstanding.................................         23,882,766      29,372,602
      Weighted average shares and common equivalent shares
         outstanding......................................................         35,244,532      29,372,602

                             See accompanying notes

                                  CYSIVE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                           2000              2001
                                                                                      -------------     --------------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
Net income (loss)................................................................      $        351      $    (6,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation..................................................................                99               383
   Amortization..................................................................                10                64
   Stock compensation expense....................................................               966               364
   Deferred income taxes.........................................................               185                 -
   Non-cash tax expense..........................................................               407                 -
   Provision for doubtful accounts...............................................                 4             (201)
   Changes in assets and liabilities:
     Accounts receivable.........................................................           (3,275)              3,557
     Prepaid expenses and other assets...........................................               145              (386)
     Accounts payable............................................................             1,188              (612)
     Accrued liabilities.........................................................               869            (2,005)
     Accrued restructuring.......................................................                 -                425
                                                                                        -----------        -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..............................               949            (5,184)

Cash flows from investing activities:
     Purchase of investments.....................................................         (123,975)          (199,947)
     Sale of investments.........................................................             6,030            200,799
     Capital expenditures........................................................           (2,625)              (589)
                                                                                        -----------        -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES..............................         (120,570)                263

Cash flows from financing activities:
     Proceeds from sale of common stock..........................................           123,550                182
     Exercise of common stock options............................................               779                252
                                                                                        -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES........................................           124,329                434

Increase (decrease) in cash and cash equivalents.................................             4,708            (4,487)
Cash and cash equivalents at beginning of period.................................             2,433             20,674
                                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................      $      7,141        $    16,187
                                                                                        ===========        ===========







                             See accompanying notes

                                  CYSIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying financial statements of Cysive, Inc. ("Cysive" or the "Company") are unaudited and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended December 31, 2000, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 2, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the full year.

         All references to common shares and per common shares, except for references to the authorized common shares, in this quarterly report have been restated to reflect the 2 for 1 stock split in the form of a stock dividend effected on May 8, 2000.

2.       INVESTMENTS

         Investments with a maturity date of one year or less at the balance sheet date are classified as current and investments with a maturity date of greater than one year are classified as non-current. There may be significant changes on a quarterly basis in the amounts classified as current or non-current based on the maturity date of the particular investments at the balance sheet date. All purchases and sales of investments by the Company are reflected as investing activities in the cash flow statement.

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


3.       EARNINGS (LOSS) PER SHARE

         The Company presents both basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the per share effect of dilutive common stock equivalents. For the three months ended March 31, 2001, the common stock equivalents are excluded as their effect would be anti-dilutive.

4.       RESTRUCTURING EXPENSE

         On March 30, 2001, in anticipation of a continued declining revenue base and in conjunction with the expansion of the Company's business model , the Company announced a restructuring plan that included a reduction in the Company's headcount. Approximately 30% of the Company's total workforce (95 employees consisting of software engineers, recruiting, sales and general and administrative personnel) was severed. As a result, approximately $1.7 million in severance-related costs were recorded as a pre-tax restructuring expense in the first quarter of 2001.

         As of March 31, 2001, the Company had paid approximately $0.5 million of these severance-related payments.

         During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring expense in order to better align its overall cost structure and organization with planned revenue levels. This charge was allocated to: payroll and benefits to severed employees (42 employees consisting of recruiting, sales and general and administrative personnel)-- $1.5 million; rent expense related to carrying vacated office space through the lease term -- $2.4 million; write-down of assets -- $0.4 million; and professional fees related to the restructuring -- $0.4 million.

         As of March 31, 2001, the Company had paid approximately $1.0 million in severance related payments related specifically to the fourth quarter restructuring, reduced the value of impaired fixed assets by approximately $0.4 million and paid approximately $50,000 in rent expense related to vacated office space.


5.       COMPENSATION EXPENSE

         In 1999, prior to its initial public offering, the Company granted stock options to purchase 6,007,500 shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value for the options that vested over a period of time. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest. Due to the restructuring events noted above, the Company was able to reverse previously expensed stock compensation expenses that had been recorded in previous periods relating to certain options which were cancelled. During the three months ended March 31, 2001, the Company recorded $745,000 as stock compensation expense.

         In January 2001, the Company issued 225,000 restricted shares of common stock as the fourth quarter bonus. These shares vest one year from the date of grant. The Company recorded a stock compensation expense in the fourth quarter of 2000 relating to this bonus. Due to the restructuring, the Company canceled approximately 43,000 of these shares and reversed the related stock compensation expense previously recorded in the fourth quarter of 2000. In addition, the Company reduced its stock compensation expense by the difference between the fair market value at the grant date and the fair market value at March 31, 2001. During the three months ended March 31, 2001, the Company decreased its stock compensation expense by a total of $381,000 related to the restricted stock grant activity as stated above.

6.       INCOME TAX EXPENSE

         Upon conversion to a C-corporation in September 1999, the Company recorded a net deferred tax benefit of $4.8 million for the cumulative differences between the historical cost and tax basis of certain assets and liabilities. The Company increased its net deferred tax benefit during the first three quarters of 2000 related to tax benefits to be derived from the exercise of non-qualified stock options and disqualified incentive stock options. During the fourth quarter of 2000, the Company recorded a valuation allowance for the majority of this deferred tax asset because of the uncertainty as to whether the Company will receive any future benefit arising from these tax assets. For the three months ended March 31, 2001, the Company recorded no income tax benefit as it recorded a valuation allowance in full for the benefit derived in this period. The remaining deferred tax asset relates to the refund the Company anticipates receiving from the filing of amended returns for 1999 in order to utilize its net operating loss carryback.

7.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income (loss) and unrealized gains and losses on investments. For the three-month periods ended March 31, 2000 and 2001, comprehensive income was $351,000 and the comprehensive loss was $6.2 million, respectively.

8.       LAWSUITS

         On February 5, 2001, an American Arbitration Association panel of three arbitrators returned a binding decision in favor of the Company and required Corpay Solutions, Inc. to pay all outstanding invoices plus interest to the Company. On February 23, 2001, the Company received payment of approximately $2.3 million for the past due invoices and interest-related charges. The Company recorded $1.4 million of this settlement as revenue as it related to work performed during the third quarter of 2000 which was not previously recorded. The Company applied the remaining $0.9 million to bad debt expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis compares the three months ended March 31, 2001 to the corresponding period ended March 31, 2000 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

         Certain statements contained in this Annual Report on Form 10-Q, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; and our ability to respond to new technological advances in the internet and e-business industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

         In the second half of 2000, we identified a technology shift emerging as customers required an integrated solution for their Web, wireless and voice activated systems. As a result, we began focusing our non-utilized software engineer personnel on solving these complex development and integration issues. We formed our Product Solutions Group to package the intellectual property rights retained from our prior experience in selected vertical markets with the new solutions being developed by both our Product Solutions Group and non-utilized engineers. We have continued to dedicate these resources to these projects in the first quarter of 2001.

         During the second half of 2000, the general economic slowdown in conjunction with the rapidly changing technology environment caused our results to significantly decline. We addressed this decline in our operating results by implementing a restructuring plan in the fourth quarter of 2000, which reduced non-billable employees and aligned the support infrastructure for anticipated 2001 staffing levels. On March 30, 2001, we announced an additional restructuring plan, including a reduction in force consisting of billable software engineers, recruiting, sales and general and administrative personnel. These corporate restructurings were implemented in order to better align the cost structure of the business with the anticipated results, taking into consideration the multi-dimensional product and services solution being offered.

         Currently, we derive our revenues from software engineering services which are provided primarily on a time and materials basis. Revenues are recognized and billed monthly by multiplying the number of hours expended by our software engineers in the performance of the contract by the established billing rates. Our customers reimburse us for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenues.

         Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers' expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended March 31, 2000 and 2001, our five largest customers represented 54.6% and 80.4% of our revenues, respectively.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2000             2001
                                                                              ----------      -----------
      REVENUES                                                                     100.0 %        100.0  %
         Direct costs...................................................            33.2          106.0
                                                                                 -------       --------


      Gross profit......................................................            66.8          (6.0)

      OPERATING EXPENSES:
           General and administrative...................................            33.7           87.7
           Sales and marketing..........................................            22.3           34.9
           Restructuring................................................               -           30.5
           Stock compensation...........................................             7.8            6.7
                                                                                 -------       --------

      Total operating expenses..........................................            63.8          159.8

      OPERATING INCOME (LOSS)...........................................             3.0         (165.8)

      Investment income, net............................................             4.7           43.3
                                                                                 -------       --------

      INCOME (LOSS) BEFORE INCOME TAXES.................................             7.7         (122.5)

      Income taxes......................................................            4.8               -
                                                                                 -------       --------

      NET INCOME (LOSS).................................................            2.9  %      (122.5)  %
                                                                                 -------       --------



THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues decreased $6.8 million, or 55.0%, to $5.5 million for the three months ended March 31, 2001 from $12.3 million for the same period in 2000. This decrease in revenues was primarily due to a decrease in the number of active customers to 16 for the three months ended March 31, 2001 from 24 for the same period in 2000. Additionally, the average billing rate per software engineer decreased 4.9% from the prior year. These declines were offset by the inclusion of previously unrecognized revenue from the settlement with a former customer.

         Direct Costs. Direct costs increased $1.8 million, or 43.8%, to $5.9 million for the three months ended March 31, 2001 from $4.1 million for the same period in 2000. As a percentage of revenues, direct costs increased to 106.0% for the three months ended March 31, 2001 from 33.2% for the same period in 2000. This increase in direct costs was primarily due to the number of technical employees and their salaries included in the three months ended March 31, 2001 compared to the same period in 2000. The increase in direct costs as a percentage of revenues was primarily attributable to a decrease in our average utilization rate due to a decrease in the demand for our services as a result of a general economic slow-down.

         Gross Profit. Gross profit decreased $8.6 million, or 104.1%, to ($334,000) for the three months ended March 31, 2001 from $8.2 million for the same period in 2000. The gross margin decreased to (6.0%) for the three months ended March 31, 2001 from 66.8% for the same period in 2000 due primarily to the lower utilization rates for the three months ended March 31, 2001 of

29.6% compared with 93.7% for the same period in 2000 compounded by the decline in the average billing rate per software engineer.

         General and Administrative. General and administrative expenses increased $708,000, or 17.1%, to $4.9 million for the three months ended March 31, 2001 from $4.1 million for the same period in 2000. As a percentage of revenues, general and administrative expenses increased to 87.7% for the three months ended March 31, 2000 from 33.7% for the same period in 2000. This increase was primarily due to the increase in facilities and office expenses to support the overall increase in employees. Additionally, depreciation expense increased due to an increase in assets since the first quarter of 2000. These increases were offset in part by decreases in other general and administrative expenses including the application of $900,000 to bad debt expense for amounts previously written off related to the dispute with a former customer which was settled in February 2001.

         Sales and Marketing. Sales and marketing expenses decreased $812,000, or 29.6%, to $1.9 million for the three months ended March 31, 2001 from $2.7 million for the same period in 2000. As a percentage of revenues, sales and marketing expenses increased to 34.9% for the three months ended March 31, 2001 from 22.3% for the same period in 2000. This decrease in sales and marketing expenses was primarily due to a decrease in variable compensation because of the decrease in sales and billing rates. Additionally, marketing and advertisement expenses decreased as a result of a general economic slow-down.

         Restructuring Expense. We recorded $1.7 million in restructuring expense in the first quarter of 2001. Restructuring expense represents the amounts we believe the Company will pay in the future in severance and related costs due to the reduction of technical, recruiting, sales and general and administrative personnel .

         Stock Compensation. We recorded $364,000 in stock compensation for the three months ended March 31, 2001 as compared to $966,000 in the same period in 2000. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. This decrease in stock compensation expense is due to the reversal of previously amortized deferred stock expense for unvested options granted to employees who are no longer employed by the Company combined with the cancellation of certain restricted shares and the adjustment of the remaining restricted shares to fair market value as of March 31, 2001.

         Operating Income (Loss). Operating income decreased $9.5 million to an operating loss of ($9.2) million for the three months ended March 31, 2001 from operating income of $363,000 for the same period in 2000. As a result of the above factors, the operating margin decreased to an operating loss margin of (165.8%) for the three months ended March 31, 2001 from an operating margin of 3.0% for the same period in 2000.

         Investment Income, Net. Investment income, net increased $1.8 million to $2.4 million for the three months ended March 31, 2001 from $581,000 for the same period in 2000 due to increased interest income earned from cash and investments made in the three months ended March 31, 2001 compared to interest income earned on lower balances for the same period in 2000.

         Income (Loss) before Income Taxes. Income (loss) before income taxes decreased $7.7 million or 817.5% to a loss before income taxes of ($6.8) million for the three months ended March 31, 2001 from income before income taxes of $944,000 for the same period in 2000. As a result of the above factors, the income before income taxes margin decreased to a loss margin of (122.5%) for the three months ended March 31, 2001 from an income margin of 7.7% in the same period in 2000.

         Income Tax Expense (Benefit). The Company had no income tax benefit for the three months ended March 31, 2001. A full valuation allowance was recorded offsetting any tax benefit that would have been derived from the operating loss before taxes. Income tax expense of $593,000 was recorded for the three months ended March 31, 2000.

         Net Income (Loss). Net income decreased $7.1 million to a net loss of ($6.8) million for the three months ended March 31, 2001 from net income of $351,000 for the same period in 2000. As a result of the above factors, the net margin decreased to a net loss margin of (122.5%) for the three months ended March 31, 2001 from a net income margin of 2.9% in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         On March 17, 2000, the Company and certain selling stockholders completed a secondary public offering. The Company issued 3.0 million shares of common stock resulting in total net proceeds of $123.2 million (after underwriting discounts and commissions and offering costs).

         Cash and cash equivalents were $20.7 million at December 31, 2000 and $16.2 million at March 31, 2001. Net cash provided by (used in) operating activities was $949,000 and ($5.2) million for the three months ended March 31, 2000 and 2001, respectively. Capital expenditures of $2.6 million and $589,000 for the three months ended March 31, 2000 and 2001, respectively, were used primarily for computer equipment, office equipment and leasehold improvements.

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

         Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as other technical personnel and sales and marketing professionals of various experience levels. If we fail to attract and retain these personnel, we may be unable to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineering experience, averaging nine years, may be particularly difficult. Skilled software engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high. Moreover, even if we are able to maintain or as necessary expand our employee base, the resources required to attract and retain these employees may adversely affect our operating margins.

          DURING THE THREE MONTHS ENDED MARCH 31, 2001, WE DERIVED 80.4% OF OUR REVENUES FROM OUR FIVE LARGEST CUSTOMERS, AND WE EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES; AS A RESULT, THE LOSS OF OR A SIGNIFICANT REDUCTION IN THE WORK PERFORMED FOR ANY OF THEM COULD RESULT IN REDUCED REVENUES AND EARNINGS

         We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. During the three months ended March 31, 2001, our five largest customers represented 80.4% of our revenues: Schneider Logistics, 29.9%; Corpay Solutions, Inc., 25.8%; Thomas Weisel Partners LLC, 10.0%; NetDecide, 7.8%; and UPS Logistics Group, Inc., 6.9%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

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

         - our average billing rate;

         - the introduction of new services or changes in pricing policies by us or our competitors;

         - our ability to manage costs, including employee costs and support services costs; and

         - costs related to the expected opening, expansion or closing of our offices

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

         APPROXIMATELY 20% OF OUR CURRENT SOFTWARE ENGINEERS ARE NOT U.S. CITIZENS AND MAY BE FORCED TO LEAVE CYSIVE WHEN THEIR TEMPORARY VISAS EXPIRE, AND WE MAY BE UNABLE TO ATTRACT AND RETAIN ADDITIONAL FOREIGN NATIONALS DUE TO LIMITS IMPOSED ON THE NUMBER OF VISAS ISSUED BY THE U.S. GOVERNMENT

         We depend on software engineers who, although residing in the United States, are not U.S. citizens, and the loss of a significant number of these personnel would make it difficult to serve our customers and grow our business. These software engineers are permitted to work in the United States for up to six years under temporary H-1B visas. Most of our software engineers working under H-1B visas were originally sponsored by former employers and, as a result, hold visas that expire in less than six years from their date of employment by Cysive. As of May 10, 2001, 24, or 20% , of our software engineers were working under H-1B visas. The U.S. Immigration and Naturalization Service limits the number of new H-1B visas issued in each fiscal year, and if this limit is reached, our supply of potential software engineers will be limited. In addition, changes in existing U.S. immigration laws that make it more difficult for potential employees to obtain H-1B visas could impair our ability to compete for and provide services to customers and could adversely affect our business, financial condition and results of operations.

         COMPETITION FROM LARGER, MORE ESTABLISHED COMPETITORS WITH GREATER FINANCIAL RESOURCES AND FROM NEW ENTRANTS COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF CURRENT OR FUTURE CUSTOMERS

         The software engineering market is intensely competitive and faces rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, large customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. Therefore, we expect to continue to face additional competition from new entrants into our industry.

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

PART II.
                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between January 1, 2001 and March 31, 2001, we granted to certain of our employees options to purchase a total of 743,000 shares of our common stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan.

         Between January 1, 2001 and March 31, 2001, we issued a total of 633,939 shares of our common stock upon option exercises and grants of restricted shares of our common stock and we also issued 54,645 shares of our common stock pursuant to purchases under our Employee Stock Purchase Plan.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.       Exhibits:

                    None.

           b.       Reports on Form 8-K:

                    February 23, 2001         Announcement of Fourth Quarter
                                              2000 and Fiscal Year 2000
                                              Financial Results

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                           CYSIVE, INC.


Date: May 11, 2001
                           -------------------------------------------
                           By:      John R. Lund
                                    Chief Financial Officer, Treasurer and
                                        Secretary
                           (Chief Financial and Accounting Officer)