Form 10-Q
period 2001-06-30
CYSIVE INC
filed 2001-08-10
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001	Commission File No.

000-27607

CYSIVE, INC.
(Exact name of registrant as specified in its charter).

Delaware	54-1698017

(State of Incorporation)	(I.R.S. Employer

Identification Number)

10780 Parkridge Blvd.
Suite 400
Reston, Virginia 20191
(Address of principal executive offices) (Zip Code).

(703) 259-2300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

As of August 8, 2001, 29,759,260 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I —FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYSIVE, INC.

Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	2000	2001

		(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$20,674	$7,354

Investments	94,568	118,072

Accounts receivable, less allowance of $1,600 and $1,044 at December 31, 2000 and June 30, 2001, respectively	6,623	3,464

Prepaid expenses and other assets	3,162	3,440

Deferred income taxes	811	811

Total current assets	125,838	133,141

Furniture, fixtures and equipment, net	6,154	6,141

Investments	53,970	34,563

Other assets	118	148

Total assets	$186,080	$173,993

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$1,114	$337

Accrued liabilities	7,050	3,494

Accrued restructuring	4,071	2,828

Total current liabilities	12,235	6,659

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–

Common stock, $0.01 par value; 500,000,000 shares authorized; 28,804,539 and 29,718,174 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	288	297

Additional paid-in capital	208,871	207,368

Deferred stock compensation	(12,743)	(8,294)

Unrealized gain on investments	501	909

Accumulated deficit	(23,072)	(32,946)

Total stockholders’ equity	173,845	167,334

Total liabilities and stockholders’ equity	$186,080	$173,993

See accompanying notes

CYSIVE, INC.

Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001

Revenues	$15,209	$5,145	$27,504	$10,675

Direct costs	5,521	3,353	9,599	9,217

Gross profit	9,688	1,792	17,905	1,458

Operating expenses:

General and administrative	4,963	4,224	9,107	9,076

Sales and marketing	3,116	2,016	5,859	3,947

Restructuring expense	—	—	—	1,689

Stock compensation	935	747	1,901	1,111

Total operating expenses	9,014	6,987	16,867	15,823

Operating income (loss)	674	(5,195)	1,038	(14,365)

Investment income, net	2,117	2,130	2,698	4,527

Income (loss) before income taxes	2,791	(3,065)	3,736	(9,838)

Income taxes	934	–	1,528	–

Net income (loss)	$1,857	$(3,065)	$2,208	$(9,838)

Earnings (loss) per share:

Basic	$0.07	$(0.10)	$0.09	$(0.33)

Diluted	$0.05	$(0.10)	$0.06	$(0.33)

Weighted average shares outstanding	27,738,327	29,624,116	25,810,547	29,498,359

Weighted average shares outstanding and common stock equivalents	40,452,461	29,624,116	39,441,353	29,498,359

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2000	2001

	(Unaudited)
Cash flows from operating activities:

Net income (loss)	$2,208	$(9,838)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	405	820

Amortization	26	143

Stock compensation expense	1,901	1,111

Deferred income taxes	4	—

Non-cash tax expense	1,524	—

Loss on sale of furniture, fixtures and equipment	18	1

Provision (benefit) for doubtful accounts	173	(556)

Changes in assets and liabilities:

Accounts receivable	(3,597)	3,715

Prepaid expenses and other assets	304	(308)

Accounts payable	722	(777)

Accrued liabilities	3,018	(2,446)

Accrued restructuring	—	(1,243)

Net cash provided by (used in) operating activities	6,706	(9,378)

Cash flows from investing activities:

Purchase of investments	(246,029)	(308,396)

Sale of investments	196,788	304,707

Capital expenditures	(4,483)	(951)

Net cash used in investing activities	(53,724)	(4,640)

Cash flows from financing activities:

Proceeds from sale of common stock	123,172	340

Exercise of common stock options	1,148	358

Net cash provided by financing activities	124,320	698

Increase (decrease) in cash and cash equivalents	77,302	(13,320)

Cash and cash equivalents at beginning of period	2,433	20,674

Cash and cash equivalents at end of period	$79,735	$7,354

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

1.     Basis of Presentation

        The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2000, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 2, 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results for the full year.

2.     Investments

        Investments are generally comprised of variable rate securities that provide for optional or effective maturity dates within twelve months and the contractual maturities are generally greater than twelve months. Investments with effective maturity dates of one year or less at the balance sheet date are classified as current and investments with effective maturity dates of more than one year are classified as non-current. There may be significant changes on a quarterly basis in the amounts classified as current or non-current based on the maturity date of the particular investments at the balance sheet date. All purchases and sales of investments by the Company are reflected as investing activities in the cash flow statement.

        The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses are reported as a separate component of stockholders’ equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income.

3.     Earnings (loss) per share

        The Company presents both basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the per share effect of dilutive common stock equivalents. For the three and six months ended June 30, 2001, the common stock equivalents are excluded as their effect would be anti-dilutive.

4.     Restructuring expense

        On March 30, 2001, in anticipation of a continued declining revenue base and in conjunction with the expansion of the Company’s business model, the Company announced a restructuring plan that included a reduction of 95 employees consisting of software engineers, and recruiting, sales and general and administrative personnel. As a result, approximately $1.7 million in severance-related costs was recorded as a pre-tax restructuring expense in the first quarter of 2001. As of June 30, 2001, the Company had paid all severance-related payments from this restructuring plan.

        During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring expense in order to better align its overall cost structure and organization with planned revenue levels. This charge was allocated to: payroll and benefits to severed employees (42 employees consisting of recruiting, sales and general and administrative personnel) — $1.5 million; rent expense related to carrying vacated office space through the lease term — $2.4 million; write-down of assets — $0.4 million; and professional fees related to the restructuring — $0.4 million.

        As of June 30, 2001, the Company had paid approximately $1.3 million in severance payments related specifically to the fourth quarter restructuring, approximately $150,000 in rent expense related to vacated office space, approximately $50,000 in professional fees and reduced the value of impaired fixed assets by approximately $0.4 million.

5.     Compensation Expense

        In 1999, prior to its initial public offering, the Company granted stock options to purchase 6,007,500 shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value for the options that vested over a period of time. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest. Due to the restructuring events noted above, the Company was able to reverse previously expensed stock compensation expenses that had been recorded in previous periods relating to certain options which were cancelled. During the three and six months ended June 30, 2001, the Company recorded $906,000 and $1,651,000 as stock compensation expense, respectively.

        In January 2001, the Company issued 225,000 restricted shares of common stock as the fourth quarter bonus. These shares vest one year from the date of grant. The Company recorded a stock compensation expense in the fourth quarter of 2000 relating to this bonus. Due to the restructuring and the departure of certain employees in 2001, the Company cancelled approximately 45,000 of these shares and reversed the related stock compensation expense previously recorded in the fourth quarter of 2000. In addition, the Company reduced its stock compensation expense by the difference between the fair market value at the grant date and the fair market value at June 30, 2001. During the three and six months ended June 30, 2001, the

Company decreased its stock compensation expense by a total of $159,000 and $540,000, respectively, related to the restricted stock grant activity as stated above.

6.     Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and unrealized gains and losses on investments. For the three and six months ended June 30, 2000, comprehensive income was $1.9 million and $2.2 million, respectively. For the three and six months ended June 30, 2001, comprehensive loss was $3.2 million and $9.4 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis compares the three and six months ended June 30, 2001 to the corresponding periods ended June 30, 2000 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

        Certain statements contained in this Annual Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; and our ability to respond to new technological advances in the Internet and e-business industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

        We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        Cysive is a leading software engineering firm that builds Web, wireless and voice-activated software solutions for companies that conduct a significant portion of their business through electronic commerce channels that are integrated with their existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers’ software systems. We design software systems which can handle high volumes of customer transactions, operate reliably 24 hours per day, seven days per week and expand to meet the growth requirements of large scale e-businesses.

        In the second half of 2000, we identified a technology shift emerging as customers required an integrated solution for their Web, wireless and voice activated systems. As a result, we began focusing our non-utilized software engineer personnel on solving these complex development and integration issues. We formed our Product Solutions Group to package the intellectual property rights retained from our prior experience in selected vertical markets with the new solutions being developed by both our Product Solutions Group and non-utilized engineers. We have continued to dedicate these resources to these projects in the first half of 2001.

        During the second half of 2000, the general economic slowdown in conjunction with the rapidly changing technology environment caused our results to significantly decline. We addressed this decline in our operating results by implementing a restructuring plan in the fourth quarter of 2000, which reduced non-billable employees and aligned the support infrastructure for anticipated 2001 staffing levels. On March 30, 2001, we announced an additional restructuring plan, including a reduction in force consisting of billable software engineers and recruiting, sales and general and administrative personnel. These corporate restructurings were implemented in order to better align the cost structure of the business with the anticipated results, taking into consideration the multi-dimensional product and services solution being offered.

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

        Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers’ expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended June 30, 2000 and 2001, our five largest customers represented 52.6% and 84.2% of our revenues, respectively. For the six-month periods ended June 30, 2000 and 2001, our five largest customers represented 50.4% and 75.3% of our revenues, respectively.

Results of Operations

        The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Direct costs	36.3	65.2	34.9	86.3

Gross profit	63.7	34.8	65.1	13.7

Operating expenses:

General and administrative	32.6	82.1	33.1	85.0

Sales and marketing	20.5	39.2	21.3	37.0

Restructuring expense	–	–	–	15.8

Stock compensation	6.2	14.5	6.9	10.4

Total operating expenses	59.3	135.8	61.3	148.2

Operating income (loss)	4.4	(101.0)	3.8	(134.5)

Investment income, net	13.9	41.4	9.8	42.4

Income (loss) before income taxes	18.3	(59.6)	13.6	(92.1)

Income tax expense	6.1	–	5.6	–

Net income (loss)	12.2%	(59.6)%	8.0%	(92.1)%

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

        Revenues. Revenues decreased $10.1 million, or 66.2%, to $5.1 million for the three months ended June 30, 2001 from $15.2 million for the same period in 2000. This decrease in revenues was primarily due to a decrease in demand for our services as a result of a general economic slowdown. The number of active customers declined to 16 for the three months ended June 30, 2001 from 30 for the same period in 2000. Additionally, the number of billable software engineers decreased from the prior year and the average billing rate per software engineer decreased 17.8% from the prior year.

        Direct Costs. Direct costs decreased $2.2 million, or 39.3%, to $3.3 million for the three months ended June 30, 2001 from $5.5 million for the same period in 2000. This decrease in direct costs was primarily due to the lower number of software engineers included in the three months ended June 30, 2001 compared to the same period in 2000. As a percentage of revenues, direct costs increased to 65.2% for the three months ended June 30, 2001 from 36.3% for the same period in 2000. The increase in direct costs as a percentage of revenues was primarily attributable to a decrease in our average utilization rate due to a decrease in the demand for our services as a result of a general economic slow-down.

        Gross Profit. Gross profit decreased $7.9 million, or 81.5%, to $1.8 million for the three months ended June 30, 2001 from $9.7 million for the same period in 2000. The gross margin decreased to 34.8% for the three months ended June 30, 2001 from 63.7% for the same period in 2000 due primarily to a lower utilization rate for the three months ended June 30, 2001 of 50.1% compared with 86.0% for the same period in 2000 and a decline in the average billing rate per software engineer.

        General and Administrative. General and administrative expenses decreased $739,000, or 14.9%, to $4.2 million for the three months ended June 30, 2001 from $4.9 million for the same period in 2000. This decrease in general and administrative expenses was primarily due to the decrease in recruiting costs, office expenses and support staff resulting from our lower employee headcount, partially offset by the inclusion of costs associated with the product solutions group. As a percentage of revenues, general and administrative expenses increased to 82.1% for the three months ended June 30, 2001 from 32.6% for the same period in 2000. This increase was primarily due to the decrease in our revenues discussed above.

        Sales and Marketing. Sales and marketing expenses decreased $1.1 million, or 35.3%, to $2.0 million for the three months ended June 30, 2001 from $3.1 million for the same period in 2000. This decrease in sales and marketing expenses was primarily due to a decrease in variable compensation that resulted from the decrease in revenues. Additionally, marketing and advertisement expenses slightly decreased as a result of general economic conditions. As a percentage of revenues, sales and marketing expenses increased to 39.2% for the three months ended June 30, 2001 from 20.5% for the same period in 2000.

        Stock Compensation. We incurred $747,000 in stock compensation expense for the three months ended June 30, 2001 as compared to $935,000 in the same period in 2000. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. This decrease in stock compensation expense is due to the reversal of previously amortized deferred stock expense for unvested options granted to employees who are no longer employed by the Company, the cancellation of certain restricted shares and the adjustment of the fair value of outstanding restricted shares as of June 30, 2001.

        Operating Income (Loss). Operating income decreased $5.9 million to an operating loss of ($5.2) million for the three months ended June 30, 2001 from operating income of $674,000 for the same period in 2000. As a result of the above factors, the operating margin decreased to an operating loss margin of (101.0%) for the three months ended June 30, 2001 from an operating margin of 4.4% for the same period in 2000.

        Investment Income, Net. Investment income, net, increased $13,000 to $2.1 million for the three months ended June 30, 2001 from $2.1 million for the same period in 2000. This increase was primarily due to increased interest income earned from cash and investments made in the three months ended June 30, 2001 compared to interest income earned for the same period in 2000.

        Income (Loss) before Income Taxes. Income (loss) before income taxes decreased $5.9 million or 209.8% to a loss before income taxes of ($3.1) million for the three months ended June 30, 2001 from income before income taxes of $2.8 million for the same period in 2000. As a result of the above factors, the income (loss) before income taxes margin decreased to a loss margin of (59.6%) for the three months ended June 30, 2001 from an income margin of 18.3% in the same period in 2000.

        Income Tax Expense (Benefit). The Company had no income tax benefit for the three months ended June 30, 2001. A full valuation allowance was recorded offsetting any tax benefit that would have been derived from the operating loss before taxes. Income tax expense of $934,000 was recorded for the three months ended June 30, 2000.

        Net Income (Loss). Net income decreased $5.0 million to a net loss of ($3.1) million for the three months ended June 30, 2001 from net income of $1.9 million for the same period in 2000. As a result of the above factors, the net margin decreased to a net loss margin of (59.6%) for the three months ended June 30, 2001 from a net income margin of 12.2% in the same period in 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

        Revenues. Revenues decreased $16.8 million, or 61.2%, to $10.7 million for the six months ended June 30, 2001 from $27.5 million for the same period in 2000. This decrease in revenues was primarily due to a decrease in demand for our services as a result of a general economic slowdown. The number of active customers declined to 20 for the six months ended June 30, 2001 from 37 for the same period in 2000. Additionally, the number of billable software engineers decreased from the prior year and the average billing rate per software engineer decreased 16.9% from the prior year.

        Direct Costs. Direct costs decreased $382,000, or 4.0%, to $9.2 million for the six months ended June 30, 2001 from $9.6 million for the same period in 2000. This decrease in direct costs was primarily due to the lower number of software engineers included in the six months ended June 30, 2001 compared to the same period in 2000. As a percentage of revenues, direct costs increased to 86.3% for the six months ended June 30, 2001 from 34.9% for the same period in 2000. The increase in direct costs as a percentage of revenues was primarily attributable to a decrease in our average utilization rate due to a decrease in the demand for our services as a result of a general economic slow-down.

        Gross Profit. Gross profit decreased $16.4 million, or 91.9%, to $1.5 million for the six months ended June 30, 2001 from $17.9 million for the same period in 2000. The gross margin decreased to 13.7% for the six months ended June 30, 2001 from 65.1% for the same period in 2000 due primarily to the lower utilization rates for the six months ended June 30, 2001 of 36.9% compared with 90.0% for the same period in 2000 compounded by the decline in the average billing rate per software engineer.

        General and Administrative. General and administrative expenses decreased $31,000, or 0.3%, to $9.1 million for the six months ended June 30, 2001 from $9.1 million for the same period in 2000. This decrease was primarily due to a decrease in recruiting costs and support staff resulting from the lower overall employee headcount. This decrease was partially offset by the inclusion of the product solutions group as well as the inclusion of rent for facilities opened in the latter half of 2000. As a percentage of revenues, general and administrative expenses increased to 85.0% for the six months ended June 30, 2001 from 33.1% for the same period in 2000.

        Sales and Marketing. Sales and marketing expenses decreased $1.9 million, or 32.6%, to $3.9 million for the six months ended June 30, 2001 from $5.8 million for the same period in 2000. The decrease in sales and marketing expenses was primarily due to a decrease in variable compensation because of the decrease in revenues. Additionally, marketing and advertisement expenses decreased as a result of a general economic slow-down. As a percentage of revenues, sales and marketing expenses increased to 37.0% for the six months ended June 30, 2001 from 21.3% for the same period in 2000.

        Restructuring Expense. We incurred $1.7 million in restructuring expense in the first quarter of 2001. Restructuring expense represents the amounts we paid in the second quarter of 2001 in severance costs due to the reduction of technical, recruiting, sales and general and administrative personnel in March 2001.

        Stock Compensation. We incurred $1.1 million in stock compensation expense for the six months ended June 30, 2001 as compared to $1.9 million in the same period in 2000. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. This decrease in stock compensation expense is due to the reversal of previously amortized deferred stock expense for unvested options granted to employees who are no longer employed by the Company, the cancellation of certain restricted shares and the adjustment of the fair value of outstanding restricted shares as of June 30, 2001.

        Operating Income (Loss). Operating income decreased $15.4 million to an operating loss of ($14.4) million for the six months ended June 30, 2001 from operating income of $1.0 million for the same period in 2000. As a result of the above factors, the operating margin decreased to an operating loss margin of (134.5%) for the six months ended June 30, 2001 from an operating margin of 3.8% for the same period in 2000.

        Investment Income, Net. Investment income, net increased $1.8 million to $4.5 million for the six months ended June 30, 2001 from $2.7 million for the same period in 2000 due to increased interest income earned from cash and investments made during the six months ended June 30, 2001 compared to interest income earned on lower balances for the same period in 2000.

        Income (Loss) before Income Taxes. Income (loss) before income taxes decreased $13.5 million or 363.3% to a loss before income taxes of ($9.8) million for the six months ended June 30, 2001 from income before income taxes of $3.7 million for the same period in 2000. As a result of the above factors, the income before income taxes margin decreased to a loss margin of (92.1%) for the six months ended June 30, 2001 from an income margin of 13.6% in the same period in 2000.

        Income Tax Expense (Benefit). The Company had no income tax benefit for the six months ended June 30, 2001. A full valuation allowance was recorded offsetting any tax benefit that would have been derived from the operating loss before taxes. Income tax expense of $1.5 million was recorded for the six months ended June 30, 2000.

        Net Income (Loss). Net income decreased $12.0 million to a net loss of ($9.8) million for the six months ended June 30, 2001 from net income of $2.2 million for the same period in 2000. As a result of the above factors, the net margin decreased to a net loss margin of (92.1%) for the six months ended June 30, 2001 from a net income margin of 8.0% in the same period in 2000.

Liquidity and Capital Resources

        On March 17, 2000, the Company and certain selling stockholders completed a secondary public offering. The Company issued 3.0 million shares of common stock resulting in total net proceeds of $123.2 million (after underwriting discounts and commissions and offering costs).

        Cash and cash equivalents were $20.7 million at December 31, 2000 and $7.4 million at June 30, 2001. Investments were $148.5 million at December 31, 2000 and $152.6 million at June 30, 2001. Net cash provided by (used in) operating activities was $6.7 million and $(9.4) million for the six months ended June 30, 2000 and 2001, respectively. Capital expenditures of $4.5 million and $951,000 for the six months ended June 30, 2000 and 2001, respectively, were used primarily for computer equipment, office equipment and leasehold improvements.

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

        We expect to continue to incur significant losses at least through the end of fiscal 2001.

        Since the third quarter of fiscal 2000, we have incurred losses. We incurred net losses excluding stock compensation expense of $100,000, $12.5 million, $6.4 million and $2.3 million for the fiscal quarters ended September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, respectively. We expect losses to continue through at least the fourth quarter of 2001. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

        We are implementing a new business model that is evolving and unproved as we migrate from offering a services-based solution to a products-based solution.

        We recently decided to change our business strategy from a services-based solution to a products-based solution. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software solutions and to effectively market them to existing and potential clients. We intend to continue to develop our business model as the demand for our software solutions evolves. Our new business strategy may not be successful or as successful as we anticipate and we may need to revise our business model.

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

        During The Six Months Ended June 30, 2001, We Derived 75.3% Of Our Revenues From Our Five Largest Customers, And We Expect To Continue To Rely On A Limited Number Of Customers For A Significant Portion Of Our Revenues; As A Result, The Loss Of Or A Significant Reduction In The Work Performed For Any Of Them Could Result In Reduced Revenues And Earnings

        We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. During the six months ended June 30, 2001, our five largest customers represented 75.3% of our revenues: Schneider Logistics, 39.2%; Corpay Solutions, Inc., 13.3%; Thomas Weisel Partners LLC, 8.6%; Jeppesen Sanderson, Inc., 7.8%; and Manheim Auctions, 6.4%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

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

        Our Quarterly Revenues And Operating Results Are Likely To Fluctuate Significantly, Causing Our Stock Price To Decline

        Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause quarterly fluctuations include:

•	the loss of a significant customer or project;

•	our employee utilization rate, including our ability to transition employees quickly from completed or terminated projects to new projects;

•	our average billing rate;

•	the introduction of new services or changes in pricing policies by us or our competitors;

•	our ability to manage costs, including employee costs and support services costs; and

•	costs related to the expected opening, expansion or closing of our offices

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

        Approximately 20.4% Of Our Current Software Engineers Are Not U.S. Citizens And May Be Forced To Leave Cysive When Their Temporary Visas Expire, And We May Be Unable To Attract And Retain Additional Foreign Nationals Due To Limits Imposed On The Number Of Visas Issued By The U.S. Government

        We depend on software engineers who, although residing in the United States, are not U.S. citizens, and the loss of a significant number of these personnel would make it difficult to serve our customers and grow our business. These software engineers are permitted to work in the United States for up to six years under temporary H-1B visas. Most of our software engineers working under H-1B visas were originally sponsored by former employers and, as a result, hold visas that expire in less than six years from their date of employment by Cysive. As of August 8, 2001, 20, or 20.4%, of our software engineers were working under H-1B visas. The U.S. Immigration and Naturalization Service limits the number of new H-1B visas issued in each fiscal year, and if this limit is reached, our supply of potential software engineers will be limited. In addition, changes in existing U.S. immigration laws that make it more difficult for potential employees to obtain H-1B visas could impair our ability to compete for and provide services to customers and could adversely affect our business, financial condition and results of operations.

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

PART II.

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        Between April 1, 2001 and June 30, 2001, we granted to certain of our employees and directors options to purchase a total of 2,379,500 shares of our common stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan.

        Between April 1, 2001 and June 30, 2001, we issued a total of 197,517 shares of our common stock upon option exercises and grants of restricted shares of our common stock and we also issued 43,790 shares of our common stock pursuant to purchases under our Employee Stock Purchase Plan. On May 4, 2001, John Sabin, a former Director, exchanged 10,954 of Cysive common stock owned by him for the exercise of options to purchase 95,550 shares of Cysive common stock that would have expired on May 10, 2001. The Company recorded the treasury shares under the par value method and decreased retained earnings by $36,000 to record this transaction.

Item 4. Submissions of Matters to a Vote of Security Holders

        On May 10, 2001, we held our annual meeting of stockholders. The following proposals were adopted by the votes specified below:

        (i)  The election of two Class II Directors (John R. Lund and Ken Holec) to serve for a three year term that expires at the annual meeting of stockholders in 2004. Mr. Lund received a total of 18,414,152 shares of Common Stock voting in favor, with 71,351 shares of Common Stock withheld from the vote. Mr. Holec received a total of 18,413,590 shares of Common Stock voting in favor, with 71,913 shares of Common Stock withheld from the vote. In addition to the directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Jon S. Korin and Nelson A. Carbonell.

        (ii)  The ratification of the appointment of Ernst & Young LLP as our independent auditors. A total of 18,480,106 shares of Common Stock were voted in favor of this proposal, 3,286 shares of Common Stock were voted against this proposal and 2,111 shares of Common Stock abstained from voting.

Item 5. Other Information

        On June 4, 2001, Cysive appointed Daniel Gillis to serve as a Class I Director for a two-year term that expire at the annual meeting of stockholders in 2003. Mr. Gillis will serve on the Compensation and Audit Committees.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

None.

b.	Reports on Form 8-K:

April 4, 2001	Announcement of the Company’s First Quarter 2001 Proposed Restructuring Plan

May 3, 2001	Announcement of First Quarter 2001 Financial Results

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC.

Date: August 8, 2001	/s/ John R. Lund By: John R. Lund Chief Financial Officer, Treasurer and Secretary (Chief Financial and Accounting Officer)