Form 10-Q
period 2001-09-30
CYSIVE INC
filed 2001-11-13
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission File No. 000-27607

CYSIVE, INC.
(Exact name of registrant as specified in its charter).

Delaware	54-1698017

(State of Incorporation)	(I.R.S. Employer
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

Yes     X                          No

As of November 9, 2001, 29,413,437 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Balance Sheets as of December 31, 2000 and September 30, 2001	2
	Statements of Operations for the three months and nine
	months ended September 30, 2000 and 2001	3
	Statements of Cash Flows for the nine months ended
	September 30, 2000 and 2001	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	20
Item 6.	Exhibits and Reports on Form 8-K	21

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYSIVE, INC.

Balance Sheets
(In thousands, except share data)

	December 31,	September 30,
	2000	2001

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,674	$2,253
Investments	94,568	118,500
Accounts receivable, less allowance of $1,600 and $300 at December 31, 2000 and September 30, 2001, respectively	6,623	1,428
Prepaid expenses and other assets	3,162	3,372
Income tax receivable	811	756

Total current assets	125,838	126,309
Furniture, fixtures and equipment, net	6,154	6,109
Investments	53,970	35,712
Other assets	118	148

Total assets	$186,080	$168,278

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,114	$337
Accrued liabilities	7,050	3,569
Accrued restructuring	4,071	1,526

Total current liabilities	12,235	5,432
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 500,000,000 shares authorized; 28,804,539 shares issued and outstanding at December 31, 2000 and 29,805,135 shares issued and 29,369,681 shares outstanding at September 30, 2001	288	298
Treasury stock	–	(4)
Additional paid-in capital	208,871	206,289
Deferred stock compensation	(12,743)	(7,006)
Unrealized gain on investments	501	1,496
Accumulated deficit	(23,072)	(38,227)

Total stockholders’ equity	173,845	162,846

Total liabilities and stockholders’ equity	$186,080	$168,278

See accompanying notes

CYSIVE, INC.

Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues	$13,418	$2,571	$40,922	$13,246
Direct costs	6,379	3,115	15,978	12,332

Gross profit (loss)	7,039	(544)	24,944	914
Operating expenses:
General and administrative	7,844	2,786	16,951	10,196
Research and development	—	1,210	—	2,876
Sales and marketing	2,742	2,318	8,601	6,265
Restructuring expense	—	(850)	—	839
Stock compensation	1,825	1,120	3,727	2,231

Total operating expenses	12,411	6,584	29,279	22,407

Operating loss	(5,372)	(7,128)	(4,335)	(21,493)
Investment income, net	2,369	1,902	5,067	6,429

Income (loss) before income taxes	(3,003)	(5,226)	732	(15,064)
Income tax expense (benefit)	(1,078)	55	449	55

Net income (loss)	$(1,925)	$(5,281)	$283	$(15,119)

Earnings (loss) per share:
Basic	$(0.07)	$(0.18)	$0.01	$(0.51)
Diluted	$(0.07)	$(0.18)	$0.01	$(0.51)
Weighted average shares outstanding	26,992,083	29,705,617	25,795,873	29,570,792
Weighted average shares outstanding and common stock equivalents	26,992,083	29,705,617	39,087,297	29,570,792

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows
(In thousands)

	Nine months ended
	September 30,

	2000	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$283	$(15,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	762	1,264
Amortization	46	232
Stock compensation expense	3,727	2,231
Deferred income taxes	(560)	55
Non-cash tax expense	1,009	—
Loss on sale of furniture, fixtures and equipment	110	1
Provision (benefit) for doubtful accounts	543	(1,300)
Changes in assets and liabilities:
Accounts receivable	(3,705)	6,495
Prepaid expenses and other assets	(389)	(240)
Accounts payable	407	(777)
Accrued liabilities	4,273	(2,371)
Accrued restructuring	—	(2,545)

Net cash provided by (used in) operating activities	6,506	(12,074)
Cash flows from investing activities:
Purchase of investments	(557,383)	(455,483)
Sale of investments	436,408	450,804
Capital expenditures	(5,832)	(1,451)

Net cash used in investing activities	(126,807)	(6,130)
Cash flows from financing activities:
Proceeds from sale of common stock	123,189	440
Exercise of common stock options	1,443	394
Purchase of treasury stock	—	(1,051)

Net cash provided by (used in) financing activities	124,632	(217)
Increase (decrease) in cash and cash equivalents	4,331	(18,421)
Cash and cash equivalents at beginning of period	2,433	20,674

Cash and cash equivalents at end of period	$6,764	$2,253

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

1. Basis of Presentation

     The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2000, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 2, 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the full year.

     Certain amounts in the financial statements have been reclassified to conform to the current quarter presentation.

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

3. Earnings (loss) per share

     The Company presents both basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the per share effect of dilutive common stock equivalents. For the three and nine months ended September 30, 2001, the common stock equivalents are excluded as their effect would be anti-dilutive.

4. Restructuring expense

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring expense in order to better align its overall cost structure and organization with planned revenue levels. This charge was allocated to: payroll and benefits to severed employees (42 employees consisting of recruiting, sales and general and administrative personnel)— $1.5 million; rent expense related to carrying vacated office space through the lease term — $2.4 million; write-down of assets — $0.4 million; and professional fees related to the restructuring — $0.4 million. As of September 30, 2001, the Company had paid approximately $1.3 million in severance payments, $244,000 in rent and other related expense for vacated office space, $50,000 in professional fees and reduced the value of impaired fixed assets by approximately $400,000. At September 30, 2001, the Company evaluated the remaining balances of the fourth quarter restructuring accrual and reduced the restructuring accrual for future rent expense by $850,000 and professional fees by $347,000.

     On March 30, 2001, in anticipation of a continued declining revenue base, the Company announced an additional restructuring plan that included a reduction of 95 employees consisting of software engineers, recruiting, sales and general and administrative personnel. As a result, approximately $1.7 million in severance-related costs was recorded as a pre-tax restructuring expense in the first quarter of 2001. In the third quarter of 2001, the Company increased this reserve by $122,000 due to actual payments of the severances exceeding the Company’s estimate in the first quarter of 2001. As of September 30, 2001, the Company had paid all severance-related payments from this first quarter restructuring plan.

     During the third quarter of 2001, the Company approved a third restructuring plan to include an additional 19 software engineers and 3 administrative personnel. As a result, $225,000 in severance-related costs was recorded as a pre-tax restructuring expense. As of September 30, 2001, the Company had paid $213,000 in severance-related payments from this third quarter restructuring plan.

5. Compensation Expense

     In 1999, prior to its initial public offering, the Company granted stock options to purchase 6,007,500 shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value of the options granted. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest. Due to the restructuring events noted above, the Company was able to reverse previously expensed stock compensation expenses that had been recorded in previous periods relating to certain options which were cancelled. During the three and nine months ended September 30, 2001, the Company recorded $1,228,000 and $2,879,000 as stock compensation expense, respectively.

     In January 2001, the Company issued 225,000 restricted shares of common stock as the fourth quarter bonus. These shares vest one year from the date of grant. The Company recorded a stock compensation expense in the fourth quarter of 2000 relating to this bonus. Due to the restructuring and the departure of certain employees in 2001, the Company cancelled approximately 53,000 of these shares and reversed the related stock compensation expense previously recorded in the fourth quarter of 2000. In addition, the Company reduced its stock compensation expense by the difference between the fair market value at the grant date and the fair market value at September 30, 2001. During the three and nine months ended September 30, 2001, the Company decreased its stock compensation expense by a total of $108,000 and $648,000, respectively, related to the restricted stock grant activity as stated above.

6. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) and unrealized gains and losses on investments. For the three and nine months ended September 30, 2000, comprehensive income (loss) was ($1.9) million and $283,000, respectively. For the three and nine months ended September 30, 2001, comprehensive loss was $4.7 million and $14.1 million, respectively.

7. Income Taxes

     The Company filed amended tax returns for the year ended December 31, 1999 utilizing its carryback from its fiscal year 2000 net losses. The Company was able to utilize $756,000 of its deferred tax asset which is now classified as income tax refund receivable. A valuation allowance has been recorded on the remaining tax asset represented as income tax expense for the three months ended September 30, 2001.

8. Treasury Stock

     During the three months ended September 30, 2001, the Company repurchased 424,500 shares of its own common stock for $1,051,000 at prices ranging from $2.30 to $2.6324 per share. The Company accounted for this transaction under the par-value method.

9. Subsequent Events

     On October 23, 2001, the Company announced an additional restructuring plan which included the termination of 27 software engineers. The Company will record a restructuring expense of $450,000 in severance-related costs for this event in the fourth quarter 2001.

10. Recent Pronouncements

     In October 2001, the FASB issued statement of Financial Accounting Standards No. 144 (SFAS 144) “Impairment of Long-Lived Assets” which changes the criteria for defining assets held-for-sale. SFAS 144 will also supersede the provisions of APB 30 with regard to reporting the effects of a disposal of a segment of a business. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 for the fiscal year ended December 31, 2002. The Company does not believe that there will be a material impact to the financial statements from the adoption of SFAS 144.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three and nine months ended September 30, 2001 to the corresponding periods ended September 30, 2000 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our ability to implement our new business model transitioning from a service-based solution to a product-based solution; our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; and our ability to respond to new technological advances in the Internet and e-business industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable security laws.

Overview

     Cysive is a leading software engineering firm that builds Web, wireless and voice-activated software solutions for companies that conduct a significant portion of their business through electronic commerce channels that are integrated with their existing internal systems, such as accounting, billing, manufacturing and inventory control. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers’ software systems. We design software systems which can handle high volumes of customer transactions, operate reliably 24 hours per day, seven days per week and expand to meet the growth requirements of large scale businesses.

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

     In the second half of 2000, we identified an emerging need for a technology solution as customers required an integrated solution for their Web, wireless and voice-activated systems. As a result, we began focusing our non-utilized software engineers on solving these complex development and integration issues. We formed our Product Engineering Group to package the intellectual property rights retained from our prior experience in selected vertical markets and expanded those solutions with internally developed technologies based on open standards. We have completely dedicated these resources to these initiatives during the first three quarters of 2001.

     In October 2001, we announced the release of our first product – Cysive Cymbio™. Cysive Cymbio is a multi-channel enterprise platform that provides a single solution for building and integrating Web, wireless, voice-activated systems and Web services across a company’s enterprise. It enables employees, customers and partners to connect with the company’s enterprise applications and data via the Web, any type of handheld device (e.g., PDA, cell phone) and Web services. Cysive Cymbio uses widely supported technologies and open standards, including XML, Java, J2EE, HTTP, WML and others, to ensure seamless interoperability between any type of channel access (i.e., Web, wireless, voice, and Web services), database and application in a system. We anticipate that this expansion of our business model will enable the Company to develop new opportunities, creating additional future revenue streams.

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of projects, the amount and timing of our customers’ expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended September 30, 2000 and 2001, our five largest customers represented 45.3% and 81.9% of our revenues, respectively. For the nine-month periods ended September 30, 2000 and 2001, our five largest customers represented 44.2% and 72% of our revenues, respectively.

Results of Operations

     The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	47.5	121.2	39.0	93.1

Gross profit (loss)	52.5	(21.2)	61.0	6.9
Operating expenses:
General and administrative	58.5	108.4	41.4	77.0
Research and development	–	47.0	–	21.7
Sales and marketing	20.4	90.2	21.0	47.3
Restructuring expense	–	(33.1)	–	6.3
Stock compensation	13.6	43.6	9.2	16.8

Total operating expenses	92.5	256.1	71.6	169.1
Operating loss	(40.0)	(277.3)	(10.6)	(162.2)
Investment income, net	17.7	74.0	12.4	48.5

Income (loss) before income taxes	(22.3)	(203.3)	1.8	(113.7)
Income tax expense (benefit)	(8.0)	2.1	1.1	0.4

Net income (loss)	(14.3)%	(205.4)%	0.7%	(114.1)%

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     Revenues. Revenues decreased $10.8 million, or 80.8%, to $2.6 million for the three months ended September 30, 2001 from $13.4 million for the same period in 2000. This decrease in revenues was primarily due to a decrease in demand for our services as a result of a general economic slowdown. The number of active customers declined to 14 for the three months ended September 30, 2001 from 30 for the same period in 2000. Additionally, the number of billable software engineers decreased from the prior year and the average billing rate per software engineer decreased 26.9% from the prior year.

     Direct Costs. Direct costs decreased $3.3 million, or 51.2%, to $3.1 million for the three months ended September 30, 2001 from $6.4 million for the same period in 2000. This decrease in direct costs was primarily due to the lower number of software engineers included in the three months ended September 30, 2001 compared to the same period in 2000. As a percentage of revenues, direct costs increased to 121.2% for the three months ended September 30, 2001 from 47.5% for the same period in 2000. The increase in direct costs as a percentage of revenues was primarily attributable to a decrease in our average utilization rate and lower revenue due to a decrease in the demand for our services as a result of a general economic slow-down.

     Gross Profit (Loss). Gross profit decreased $7.6 million, or 107.7%, to a gross loss of ($544,000) for the three months ended September 30, 2001 from a gross profit of $7.0 million for the same period in 2000. The gross margin decreased to a gross loss margin of (21.2%) for the three months ended September 30, 2001 from a gross margin of 52.5% for the same period in 2000 due primarily to a lower utilization rate for the three months ended September 30, 2001 of 35.5% compared with 62.0% for the same period in 2000 and a decline in the average billing rate per software engineer.

     General and Administrative. General and administrative expenses decreased $5.0 million, or 64.5%, to $2.8 million for the three months ended September 30, 2001 from $7.8 million for the same period in 2000. This decrease in general and administrative expenses was primarily due to the decrease in bad debt expense, professional legal fees and meeting costs. In addition, there were decreases in recruiting costs, office expenses and support staff resulting from our lower employee headcount, partially offset by the increase in rent and depreciation expense. As a percentage of revenues, general and administrative expenses increased to 108.4% for the three months ended September 30, 2001 from 58.5% for the same period in 2000. This increase was primarily due to the decrease in our revenues discussed above.

     Research and Development. We incurred $1.2 million in research and development costs for the three months ended September 30, 2001. These costs relate to the salaries and other costs of our product engineering team who have been working on our product offerings. As a percentage of revenues, research and development costs were 47.0% for the three months ended September 30, 2001.

     Sales and Marketing. Sales and marketing expenses decreased $424,000, or 15.5%, to $2.3 million for the three months ended September 30, 2001 from $2.7 million for the same period in 2000. This decrease in sales and marketing expenses was primarily due to a decrease in variable compensation that resulted from the decrease in revenues. This decrease is offset by a slight increase in marketing advertising and public relations relating to our branding initiatives. As a percentage of revenues, sales and marketing expenses increased to 90.2% for the three months ended September 30, 2001 from 20.4% for the same period in 2000.

     Restructuring expense. We recognized a net credit to restructuring expense of $850,000 for the three months ended September 30, 2001. We evaluated the restructuring accrual and based on events which took place during the current quarter, we adjusted the restructuring accrual down to what we believe reflects the current future obligations of the Company for restructuring that took place in December 2000 through September 30, 2001.

     Stock Compensation. We incurred $1.1 million in stock compensation expense for the three months ended September 30, 2001 as compared to $1.8 million in the same period in 2000. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. This decrease in stock compensation expense is due to the reversal of previously amortized deferred stock expense for unvested options granted to employees who are no longer employed by us, the cancellation of certain restricted shares and the adjustment of the fair value of outstanding restricted shares as of September 30, 2001.

     Operating Loss. Operating loss increased $1.7 million to an operating loss of $7.1 million for the three months ended September 30, 2001 from an operating loss of $5.4 million for the same period in 2000. As a result of the above factors, the operating loss margin increased to 277.3% for the three months ended September 30, 2001 from an operating loss margin of 40.0% for the same period in 2000.

     Investment Income, Net. Investment income, net, decreased $467,000 to $1.9 million for the three months ended September 30, 2001 from $2.4 million for the same period in 2000. This decrease was primarily due to decreased interest income earned from cash and investments made in the three months ended September 30, 2001 compared to interest income earned for the same period in 2000.

     Income (Loss) before Income Taxes. Loss before income taxes increased $2.2 million, or 74.0%, to a loss before income taxes of $5.2 million for the three months ended September 30, 2001 from a loss before income taxes of $3.0 million for the same period in 2000. As a result of the above factors, the loss before income taxes margin increased to a loss margin of 203.3% for the three months ended September 30, 2001 from a loss margin of 22.3% in the same period in 2000.

     Income Tax Expense (Benefit). The Company had income tax expense of $55,000 for the three months ended September 30, 2001 as a result of a revaluation of the deferred tax benefits recorded in previous periods. An income tax benefit of ($1.1 million) was recorded for the three months ended September 30, 2000.

     Net Income (Loss). Net loss increased $3.4 million to a net loss of $5.3 million for the three months ended September 30, 2001 from a net loss of $1.9 million for the same period in 2000. As a result of the above factors, the net loss margin increased to a net loss margin of 205.4% for the three months ended September 30, 2001 from a net loss margin of 14.3% in the same period in 2000.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

     Revenues. Revenues decreased $27.7 million, or 67.6%, to $13.2 million for the nine months ended September 30, 2001 from $40.9 million for the same period in 2000. This decrease in revenues was primarily due to a decrease in demand for our services as a result of a general economic slowdown. The number of active customers declined to 24 for the nine months ended September 30, 2001 from 45 for the same period in 2000. Additionally, the number of billable software engineers decreased from the prior year and the average billing rate per software engineer decreased 19.2% from the prior year.

     Direct Costs. Direct costs decreased $3.7 million, or 22.8%, to $12.3 million for the nine months ended September 30, 2001 from $16.0 million for the same period in 2000. This decrease in direct costs was primarily due to the lower number of software engineers included in the nine months ended September 30, 2001 compared to the same period in 2000. As a percentage of revenues, direct costs increased to 93.1% for the nine months ended September 30, 2001 from 39.0% for the same period in 2000. The increase in direct costs as a percentage of revenues was primarily attributable to a decrease in our average utilization rate and lower revenue due to a decrease in the demand for our services as a result of a general economic slow-down.

     Gross Profit. Gross profit decreased $24.0 million, or 96.3%, to $914,000 for the nine months ended September 30, 2001 from $24.9 million for the same period in 2000. The gross margin decreased to 6.9% for the nine months ended September 30, 2001 from 61.0% for the same period in 2000 due primarily to the lower utilization rates for the nine months ended September 30, 2001 of 36.6% compared with 78.0% for the same period in 2000 compounded by the decline in the average billing rate per software engineer.

     General and Administrative. General and administrative expenses decreased $6.8 million, or 39.9%, to $10.2 million for the nine months ended September 30, 2001 from $17.0 million for the same period in 2000. This decrease was primarily due to a decrease in bad debt expense, meetings and travel expense, professional legal fees, recruiting costs, office expense and support staff resulting from the lower overall employee headcount. This decrease was partially offset by the inclusion of rent for facilities opened in the latter half of 2000 and the increase in depreciation expense. As a percentage of revenues, general and administrative expenses increased to 77.0% for the nine months ended September 30, 2001 from 41.4% for the same period in 2000.

     Research and Development. We incurred $2.9 million in research and development costs for the nine months ended September 30, 2001. These costs relate to the salaries and other costs of our product engineering team who have been working on our product offerings. As a percentage of revenues, research and development costs were 21.7% for the nine months ended September 30, 2001.

     Sales and Marketing. Sales and marketing expenses decreased $2.3 million, or 27.2%, to $6.3 million for the nine months ended September 30, 2001 from $8.6 million for the same period in 2000. The decrease in sales and marketing expenses was primarily due to a decrease in variable compensation because of the decrease in revenues. Additionally, marketing and advertisement expenses decreased as a result of a general economic slow-down. As a percentage of revenues, sales and marketing expenses increased to 47.3% for the nine months ended September 30, 2001 from 21.0% for the same period in 2000.

     Restructuring Expense. We incurred $839,000 in restructuring expense for the nine months ended September 30, 2001. This included the reduction in headcount during 2001 offset by the reduction of the initial restructuring accrual from the 2000 restructuring plan due to a revision of estimates for future expected costs.

     Stock Compensation. We incurred $2.2 million in stock compensation expense for the nine months ended September 30, 2001 as compared to $3.7 million in the same period in 2000. This expense represents the difference between the deemed fair market value of the common stock underlying vested stock options and their exercise price. This decrease in stock compensation expense is due to the reversal of previously amortized deferred stock expense for unvested options granted to employees who are no longer employed by us, the cancellation of certain restricted shares and the adjustment of the fair value of outstanding restricted shares as of September 30, 2001.

     Operating Loss. Operating loss increased $17.2 million to an operating loss of $21.5 million for the nine months ended September 30, 2001 from an operating loss of $4.3 million for the same period in 2000. As a result of the above factors, the operating loss margin increased to 162.2% for the nine months ended September 30, 2001 from an operating loss margin of 10.6% for the same period in 2000.

     Investment Income, Net. Investment income, net increased $1.3 million to $6.4 million for the nine months ended September 30, 2001 from $5.1 million for the same period in 2000 due to increased interest income earned from cash and investments made during the nine months ended September 30, 2001 compared to interest income earned on lower balances for the same period in 2000.

     Income (Loss) before Income Taxes. Income before income taxes decreased $15.8 million to a loss before income taxes of ($15.1) million for the nine months ended September 30, 2001 from income before income taxes of $732,000 for the same period in 2000. As a result of the above factors, the income before income taxes margin decreased to a loss margin of (113.7%) for the nine months ended September 30, 2001 from an income margin of 1.8% in the same period in 2000.

     Income Tax Expense (Benefit). We had income tax expense of $55,000 for the nine months ended September 30, 2001 as a result of the revaluation of the deferred tax benfit recorded in previous periods. Income tax expense of $449,000 was recorded for the nine months ended September 30, 2000.

     Net Income (Loss). Net income decreased $15.4 million to a net loss of ($15.1) million for the nine months ended September 30, 2001 from net income of $283,000 for the same period in 2000. As a result of the above factors, the net margin decreased to a net loss margin of (114.1%) for the nine months ended September 30, 2001 from a net income margin of 0.7% in the same period in 2000.

Liquidity and Capital Resources

     Cash and cash equivalents were $20.7 million at December 31, 2000 and $2.3 million at September 30, 2001. Investments were $148.5 million at December 31, 2000 and $154.2 million at September 30, 2001. Net cash provided by (used in) operating activities was $6.5 million and ($12.1) million for the nine months ended September 30, 2000 and 2001, respectively. Capital expenditures of $5.8 million and $1.5 million for the nine months ended September 30, 2000 and 2001, respectively, were used primarily for computer equipment, office equipment and leasehold improvements.

     During September 2001, the Company repurchased 424,500 shares of its own common stock for $1,051,000 at prices ranging from $2.30 to $2.6324 per share.

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

     We expect to continue to incur significant losses at least through the end of fiscal 2002.

     Since the third quarter of fiscal 2000, we have incurred losses. We incurred net losses of $1.9 million, $14.6 million, $6.8 million, $3.1 million and $5.3 million for the fiscal quarters ended September 30, 2000, December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, respectively. We expect losses to continue through at least the fourth quarter of 2002. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

     We are implementing a new business model that is evolving and unproved as we migrate from offering a services-based solution to a products-based solution.

     We recently decided to expand our business strategy from a services-based solution only to a product and services-based solution. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software solutions and to effectively market them to existing and potential clients. We intend to continue to develop our business model as the demand for our software solutions evolves. Our new business strategy may not be successful or as successful as we anticipate and we may need to revise our business model.

     The Impact Of Our Restructuring Efforts May Adversely Affect our Operating Results.

     In response to the recent decline in demand for our services and the resulting decline in our net revenue in the past several quarters, we implemented the reduction of our headcount by 42 personnel in the quarter ended December 31, 2000, 95 personnel in the quarter ended March 30, 2001 and 22 personnel in the quarter ended September 30, 2001 to reduce overcapacity in geographic areas and markets where demand for our services did not support our staffing levels. We also implemented a plan to close, divest or reduce the size of one of our offices. As a result of an office closing, we continue to pay for office space that we are not currently using. Certain of these excess obligations extend for a four year period and is secured by a letter of credit. Our ability to sublease, assign or otherwise divest this surplus office space for at least break-even rent could be adversely affected by depressed real estate market conditions in the relevant city.

     Our failure to dispose of this surplus office space and to obtain the cancellation of the letter of credit may have a material adverse effect on its business, operating results and financial condition.

     Our Clients May Become Unable or Unwilling to Pay Us For Services Performed.

     We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from some clients, and we cannot predict whether we will continue to experience similar or more severe delays. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results and financial condition.

     Because We Rely On Highly Trained And Experienced Personnel To Design, Build And Sell Complex Systems For Our Customers, Our Inability To Attract And Retain Qualified Employees Would Impair Our Ability To Sell And Deliver Our Products And Services To Existing And New Customers

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

     During The Nine Months Ended September 30, 2001, We Derived 72.0% Of Our Revenues From Our Five Largest Customers, And We Expect To Continue To Rely On A Limited Number Of Customers For A Significant Portion Of Our Revenues; As A Result, The Loss Of Or A Significant Reduction In The Work Performed For Any Of Them Could Result In Reduced Revenues And Earnings

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. During the nine months ended September 30, 2001, our five largest customers represented 72.0% of our revenues: Schneider Logistics, 32.6%; Jeppesen Sanderson, Inc., 14.4%; Corpay Solutions, Inc., 10.8%; Manheim Auctions, 7.3%; and Thomas Weisel Partners LLC, 6.9%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

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

     The software market is intensely competitive and faces rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, large customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. Therefore, we expect to continue to face additional competition from new entrants into our industry.

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

PART II.

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Between July 1, 2001 and September 30, 2001, we granted to certain of our employees options to purchase a total of 420,500 shares of our common stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan.

     Between July 1, 2001 and September 30, 2001, we issued a total of 46,526 shares of our common stock upon option exercises and grants of restricted shares of our common stock and we also issued 37,451 shares of our common stock pursuant to purchases under our Employee Stock Purchase Plan.

     During the three months ended September 30, 2001, the Company repurchased 424,500 shares of its own common stock for $1,051,000 at prices ranging from $2.30 to $2.6324 per share. The Company accounted for this transaction under the par-value method.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

Form of Indemnification Agreement Executed by Directors and Officers of the Company

b. Reports on Form 8-K:

July 30, 2001 Announcement of Second Quarter 2001 Financial Results

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC

Date: November 13, 2001	/s/ John R. Lund

By: John R. Lund Chief Financial Officer, Treasurer and Secretary (Chief Financial and Accounting Officer)