Form 10-K
period 2001-12-31
CYSIVE INC
filed 2002-03-20
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27607

Cysive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1698017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10780 Parkridge Blvd., Suite 400 Reston, VA 20191 (Address of principal executive offices)	20191 (Zip Code)

Registrant’s telephone number, including area code:

(703) 259-2300

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
      As of March 14, 2002, there were 30,098,996 shares of Common Stock outstanding. The aggregate value of the shares of Common Stock of the Registrant issued and outstanding on such date, excluding 11,019,984 shares held by all affiliates of the Registrant, was approximately $53.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 15, 2002 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      Certain statements contained in this Annual Report on Form 10-K, including information with respect to Cysive, Inc.’s, or the Company’s, future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part I “Business — Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable security laws.

i

PART I

Item 1.     Business

Overview

      Cysive, Inc. is a provider of multi-channel enterprise software and services that allow companies to integrate Web, wireless, voice-activated systems, and Web services across an enterprise. Since commencing operations in 1994, we have used advanced Internet technologies to build our customers’ software systems. Given our technology expertise, we target corporate customers who require highly complex systems to meet their growth strategies. For example, our software engineers, in collaboration with Cisco Systems, Inc. (Cisco), built Cisco’s Internetworking Products Center, or IPC, one of the world’s largest Internet commerce sites. In addition to Cisco, we have built advanced business systems for customers including Chrysler Corporation, Equifax Secure, Inc., First Union Corporation, Philips Medical Systems, N.A., Schneider Logistics, Inc., Tribune Interactive, Inc., and UUNet Technologies, Inc.

      Historically, all of our revenue has resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins, and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software products and engineering services model. Accordingly, during 2001 we developed Cysive CymbioTM, a software product that uses widely supported technologies and open standards to ensure seamless interoperability between multiple channels such as the Web, wireless, voice, or Web services, and databases or applications. Cysive Cymbio’s architecture reduces a customer’s development time and costs and creates efficiencies by incorporating on a single code base all of the components required for developing applications that operate across multiple channels. We introduced Cysive Cymbio in the fourth quarter of 2001.

      We believe that companies are moving to a multi-channel approach using Web, wireless, voice-activated systems, and Web services to interact with their employees, customers, suppliers, partners and distributors. Technology advances, like Cysive Cymbio which incorporates our patent-pending Follow-OnTM technology, enable companies to implement multi-channel solutions faster and more effectively across the enterprise. In this environment, companies are exploring opportunities on a return-on-investment basis, and are pursuing projects that have the potential to create efficiencies within information technology investments previously made and to reduce costs. We believe that our new business model better positions us to meet the evolving needs of our existing and potential customers.

The Cysive Solution

      Our product and services provide a single solution for building and integrating Web, wireless, voice-activated systems, and Web services applications across a customer’s enterprise. Our solution enables employees, customers and partners of a business to connect with its enterprise applications and data via the Web, devices such as cell phones or Personal Digital Assistants (PDAs), and Web services. Our solution consists of Cysive Cymbio, consulting, maintenance and support, and training services.

Cysive CymbioTM

      Cysive Cymbio is a multi-channel platform that delivers enterprise applications beyond the browser. Cysive Cymbio is based on open standards and widely accepted and supported technologies such as Extensible Markup Language (XML), Java, Java Version 2.0 Enterprise Edition (J2EE), Hyper Text Transfer Protocol (HTTP), Wireless Markup Language (WML), Simple Object Access Protocol (SOAP), and others, making Cysive Cymbio open, flexible and dynamic. Cysive Cymbio places a customer’s existing Web, enterprise, and legacy applications onto a single platform with the ability to add a new channel such as wireless, voice, or Web services without requiring extensive integration and custom coding efforts. Cysive Cymbio automatically recognizes the user’s specific device type and channel being used, and delivers the content to the user’s device so that it is displayed appropriately. Through Cysive’s patent-pending universal session management technology, Follow-OnTM, Cysive Cymbio allows the user to maintain session integrity across multiple devices and channels permitting sessions to begin on one device/channel, end on such device/channel, and resume on another device/channel at the point in the transaction where the user terminated the previous session. In addition, Cysive Cymbio provides business and integration functionality. The Cysive Cymbio workflow and rules engine enables the rapid development of new applications, while the Cysive Cymbio integration feature facilitates access to data in legacy enterprise information systems. Product-related revenue from the sale of Cysive Cymbio, which was introduced in the fourth quarter of 2001, represented less than 1% of Cysive’s total revenues in 2001. However, with the offering of Cysive Cymbio we expect product-related revenue to be an increasing and significant component of future revenue.

Consulting Services

      We offer our customers the benefits of Cysive’s staff of experienced software engineers to provide Cysive Cymbio’s installation and integration, and to provide custom software and services solutions. These services are delivered by software engineers with an average of more than nine years of experience, more than half of whom hold advanced technical degrees. Our delivery process follow a rigorous, milestone-based project approach drawn from our track record of over eight years of successful software system development and implementation experience. A well-defined process helps us to mitigate risk, ensure consistent quality and successfully deploy our product more rapidly. By streamlining our processes and producing noticeable efficiencies, we believe our process will help build customer confidence and consequently generate greater repeat business.

Maintenance and Support Services

      Cysive Cymbio is backed by a support program that provides our customers with responsive, high-quality care. Our support team is staffed by product engineers, many of who were on the original development teams that built Cysive Cymbio, which ensures that our customers receive the benefit of a high level of product-specific technical expertise. Support is also available 24 hours per day through our online Support Center. Our Cysive support team has comprehensive product knowledge and extensive resources available through our Support Center to address customer issues timely and effectively. As part of our renewable maintenance and support services, customers are also entitled to certain upgrades to the licensed product.

Training Services

      We provide our customers with technical product training related to Cysive Cymbio through our Cysive Institute in-house training team. Cysive Institute training is conducted in our client’s facilities, commercial-training facilities, or our own training center located in Reston, Virginia. The Cysive Institute also provides customized training to meet the specific needs of individual customers.

Product Development

      We believe that our success will depend, in part, on our ability to enhance existing products and develop or acquire new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. Maintaining a leadership position in understanding and integrating the latest technologies into our product, such as wireless, voice, and Web services technologies, is critical to our growth, and we will continue to dedicate significant resources to this pursuit.

      Historically, our research and development activities have been targeted at incorporating new technologies into customized solutions for our customers. Currently, our product engineering group is focused on identifying new technologies that increase or improve the functionality of our products. This group also works closely with our product management and pre-sales organizations to ensure that appropriate enhancements from customer feedback are integrated in future releases of our products.

Sales and Marketing

      We currently market and sell our products and services through a direct sales organization and expect to expand our sales strategy with indirect sales channels. Our sales efforts are targeted at corporate customers who are investing significant resources in their business strategies and consequently require complex technology systems to meet the growth of these strategies. We have a sales force of professionals who cover the east and west geographic regions. In each region, we have a senior regional sales manager, software engineers, a team of account managers, and technical pre-sales specialists supporting sales efforts. In working with our customers, we employ a collaborative sales approach that combines the business and technical knowledge of our software engineers and sales professionals.

      We utilize a wide variety of programs that are intended to attract prospective customers. Our sales force actively generates leads through a combination of direct mail, targeted events with industry thought leaders and cooperative marketing with industry partners. In support of our sales efforts, we have a marketing group focused on developing and cultivating sales leads, and on building brand recognition. To achieve these objectives, we utilize among other things:

•	a public relations program focused on building awareness and recognition through industry and business press, industry analysts and major industry forums;

•	a comprehensive Web site focused on customer case studies and testimonials;

•	national and regional advertising;

•	on-site marketing programs at customer projects to enhance visibility within the customer environment;

•	seminars to increase the visibility of our executives and provide lead generation opportunities;

•	business executive roundtable events; and

•	trade shows.

Partner Program

      As part of our ongoing effort to deliver comprehensive and cost effective business solutions to our customers, we partner with industry leading hardware, software and service providers. We are committed to developing and supporting our partners with a robust program that delivers value to both our partners and, ultimately, our end users. By partnering with a select few technology firms, we are able to deliver our depth of expertise, obtained through extensive training and evaluation of their technologies, and rapid deployment of the optimum solution for our customer’s business problems. Our partnerships allow us to provide an end-to-end solution from business consulting to solution hosting. Examples of our strategic partnerships include software companies such as BEA Systems, Inc. and Vitria Technology, Inc.; hardware platform companies such as Intel and Sun Microsystems; and strategy consulting firms such as Bain & Company.

Customers

      The following is a representative list of our customers during the fiscal year ended December 31, 2001:

Agris Corporation
Ball Corporation
Chase Manhattan Mortgage
Credit Suisse First Boston Corporation
DHL Systems, Inc.
Eagle Global Logistics, LP
Georgia-Pacific Corporation
Jeppesen Sanderson, Inc.
Manheim Auctions	NetDecide Corporation Philips Medical Systems, N.A. Schneider Logistics, Inc. Schneider National, Inc. Thomas Weisel Partners LLC Thomson Financial UPS Logistics Group Western Union Holdings, Inc.

      Our approach is to offer and sell multi-channel products and services primarily to global 2000 companies. Our objective is to provide value to these customers through our leading edge products and services, ultimately developing lasting relationships with these customers and providing a base of recurring revenue. Historically, our offering has been restricted to customized software development. With the offering of Cysive Cymbio, we expect to incorporate a product component into an increasing number of our customer engagements. Our product offering is not currently marketed to specific vertical market sectors. We anticipate tailoring and marketing our product to specific vertical markets as we begin gaining experience selling into these markets.

Competition

      The market for our products and services is intensely competitive and faces rapid technological change. We expect the competition to continue and intensify, which could result in price reductions, reduced profitability and loss of current or future customers. Our competitors generally fall into the following categories:

•	internal information technology departments of current and potential customers;

•	early-stage, venture-capital backed, private software vendors;

•	application server vendors such as BEA Systems, Inc.;

•	operating system vendors such as International Business Machines Corporation (IBM);

•	database vendors such as Oracle; and

•	large information technology consulting services providers, such as Accenture, KPMG Consulting, Inc., and Electronic Data Systems Corporation.

      A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we have.

      We believe that the principal competitive factors in our business are:

•	corporate and product reputation;

•	product architecture, functionality and features;

•	interoperability of solution with existing applications;

•	product innovation with frequent enhancement;

•	customer value and quality of support services; and

•	price.

Culture

      We continue to build our corporate culture around a common set of values based on excellence, discipline and results. Our employees understand that we hire only high caliber technical people because our customers demand a high level of execution. We believe we have instilled in our software engineers the sense of challenge as well as pride in having helped to build some of the most technically complex systems in today’s business environment. By growing our business organically we have been able to instill this value set to all of our professionals on an individual basis.

      While we focus on excellence and quality, we also foster and maintain a culture based on innovation, challenge and teamwork to attract and retain the level of software engineers we demand. To ensure continued development of our technical staff, we place a high priority on training. We conduct training in a number of important ways by:

•	requiring time for training, so that our software engineers have the opportunity to assess and master emerging technologies;

•	conducting an initial two-week boot camp for new software engineers;

•	sending our software engineers to conferences after which they are required to write white papers for internal distribution;

•	providing training in preparation for three levels of technical product certification;

•	purchasing reference materials for our software engineers who in return write reviews of the materials; and

•	offering ongoing internal technology seminars.

Employees

      As of March 1, 2002, we had 123 employees, of whom 66 were software engineers. Of these 66 software engineers, one is working in the United States under an H-1B visa. Of these 66 software engineers, 22 are assigned to the product engineering group. We believe our relationship with our employees is good. None of our employees are represented by a union.

Intellectual Property Rights

      Our software products, our proprietary knowledge base, and other intellectual property rights that we develop for our customers are an integral part of our business. We retain ownership of our software products, which we license to our customers. While ownership of custom work product is generally retained by the customer, we retain a royalty-free license to use some or all of the applications, processes and intellectual property developed in connection with customer projects. This information is accessible on our knowledge base only to our employees via our secure corporate intranet. We enter into confidentiality agreements with our employees, generally require that our software engineers and customers, enter into similar agreements and limit access to and distribution of our knowledge base. We also require our employees to assign any rights they may have to any intellectual property developed for us.

      On December 11, 2001, we filed a patent application for our Follow-On universal session management technology, which is part of Cysive Cymbio. The application seeks a patent for an invention described as an “Apparatus and Method of Using Session State Data Across Sessions”. We cannot be certain that the patent will be granted, that the patent application will not be successfully challenged, or that we will realize any competitive advantage from the patent if it is granted.

Risk Factors

      An investment in our Common Stock involves risks. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K including our financial statements and the related notes. The trading price of our Common Stock could decline due to any of these risks.

We expect to continue to incur significant losses at least through the end of 2002.

      Since the third quarter of fiscal 2000, we have incurred losses. We incurred net losses of $1.9 million, $14.6 million, $6.8 million, $3.1 million, $5.3 million and $6.8 million for the fiscal quarters ended September 30, 2000, December 31, 2000, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, respectively. We expect losses to continue through at least the fourth quarter of 2002. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

A general decline in economic conditions could lead to reduced demand for our products and services.

      The recent downturn in general economic conditions and specific declines in the technology sector has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, in geographic areas that are significant to us, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

We are implementing a new business model that is evolving and unproved as we migrate from offering a software engineering services model to a software products and engineering services model.

      We decided at the beginning of 2001 to expand our business strategy from a software engineering services model to a software products and engineering services model. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software solutions and to effectively market them to existing and potential clients. We intend to continue to develop our business model as the demand for our software solutions evolves. We expect that our financial model and results of operations may change if we are successful in migrating from a software engineering services model to a software products and engineering services model. We do not have sufficient experience with the sale and support of our products, nor can we be certain about the relative mix between products and services, to determine what effects, if any, such migration may have on our financial model and results of operations. Our new business strategy may not be successful or as successful as we anticipate and we may need to revise our business model.

The impact of our restructuring efforts may adversely affect our operating results.

      In response to the recent decline in demand for our services and the resulting decline in our net revenue in the past several quarters, we implemented the reduction of our headcount by 42 persons in the quarter ended December 31, 2000, 95 persons in the quarter ended March 30, 2001, 22 persons in the quarter ended September 30, 2001 and 65 persons in the quarter ended December 31, 2001 to reduce overcapacity in geographic areas and markets where demand for our services did not support our staffing levels. We also implemented a plan to close, divest or reduce the size of our offices. As a result of the closing of our office in Boston, we continue to pay for office space that we are not currently using. Certain of these excess obligations extend for a four-year period and are secured by a letter of credit in the amount of $103,656. Our ability to sublease, assign or otherwise divest this surplus office space could be adversely affected by depressed real estate market conditions in Boston.

Because we rely on highly trained and experienced personnel to design and build complex systems for our customers, our inability to attract and retain qualified employees would impair our ability to provide our services to existing and new customers.

      Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as recruiters, other technical personnel and sales and marketing professionals of various levels with experience in software product and related solutions. If we fail to attract and retain these personnel, we may be unable to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineer experience, averaging more than nine years, may also be particularly difficult. Skilled software engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high.

In 2001, we derived 71.0% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of or a significant reduction in the work performed for any of them could result in reduced revenues and earnings.

      We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. In 2001, our five largest customers represented 71.0% of our revenues: Schneider Logistics, Inc., 29.6%; Jeppesen Sanderson, Inc., 16.6%; Corpay Solutions, Inc., 9.7%; Manheim Auctions, 8.4%; and Thomas Weisel Partners LLC, 6.7%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

Because our customers retain us on a project-by-project basis, rather than under long-term contracts, we may be unable to accurately predict our revenues, which may adversely affect our operating margins.

      Our operating expenses, including employee salaries, rent and administrative expenses, are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress or the number of product sales. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may result in our costs becoming a larger percentage of our revenues that would reduce our margins. If a customer defers, modifies or cancels a project or a product sale, we may be unable to rapidly re-deploy our employees to other projects to minimize underutilization of employees and avoid a negative impact to our operating results.

Our quarterly revenues and operating results are likely to fluctuate significantly, causing our stock price to decline.

      Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause quarterly fluctuations include:

•	the loss of a significant customer or project;

•	financial difficulty encountered by a significant customer;

•	our level of product sales;

•	our employee utilization rate, including our ability to transition employees quickly from completed or terminated projects to new projects;

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	our ability to manage costs, including employee costs and support services costs; and

•	costs related to the opening, expansion or closing of our offices.

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

We may not be able to enhance our existing products or develop or acquire new products, which could adversely affect our business.

      We believe that our success will depend, in part, on our ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. However, enhancement and development of products and services is a complex process involving several risks. Hiring and retaining highly qualified technical employees is critical to the success of our development efforts, and we face intense competition for these employees. Launches of products and services can be delayed for a variety of reasons, including the typically long development and testing periods. Further, new or improved products and services may also have “bugs” that hinder performance, or third party products we incorporate in, or use to build and support, our products and services, may contain defects that impair performance. These problems can be expensive to fix and can also result in higher technical support costs and lost customers. In addition, new products or features are sometimes built on top of older architectures or infrastructures, which can take longer to get to market, make quality assurance and support more difficult, lead to complexity in supporting future functionality. Significant delays in new product enhancements or significant problems in creating new products may give competitors opportunities to improve their competitive position at our expense and result in declines in our revenues and earnings.

We may not be able to provide adequate customer service, which could adversely affect our customer relationships and financial performance.

      If we are unable to meet customer expectations, we could lose customers and/or receive negative publicity, which could have a significant negative impact on the financial and market success of our products and services. In addition, despite our efforts to maintain continuous and reliable customer service, we may occasionally experience unplanned outages or technical difficulties. Lengthy and/or frequent service disruptions, particularly for services that customers consider time-sensitive, can result in negative publicity, damage to our reputation and loss of customers. This could adversely affect customer relationships and our financial performance.

We depend on our Chief Executive Officer, and his loss may adversely affect our ability to attract and retain customers, maintain a cohesive culture and compete effectively.

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

      The e-business engineering market and the software product market are intensely competitive and face rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to develop new products and to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. We have filed a patent application for our Follow-On universal session management technology, which is part of Cysive Cymbio. We cannot be certain that the patent will be granted, that the patent application will not be successfully challenged or that we will realize any competitive advantage from the patent if it is granted. Therefore, we expect to continue to face additional competition from new entrants into our industry.

We enter into non-compete agreements with some of our customers, which reduces the number of our potential customers and sources of revenues.

      A substantial portion of our business involves the development of software applications for specific projects. Ownership of customer-specific software is generally retained by the customer, although we retain rights to some of the applications, processes and other intellectual property developed in connection with projects. We sometimes agree, however, not to reuse this customer-specific software when building systems for a customer’s competitors. In addition, we occasionally agree not to build any type of system for a customer’s competitors for limited periods of time, which have been as long as three years. These non-compete agreements reduce the number of our potential customers and our sources of revenues.

Our business is technology driven, and if we have difficulty responding to changing technology, industry standards and customer preferences, we could lose customers, which would reduce our revenues.

      We have derived and expect to continue to derive a substantial portion of our revenues from creating e-business systems that are based upon the latest, most advanced technologies and are capable of adapting to future technologies. Our success depends on our ability to offer products and services that stay at the forefront of continuing changes in technology, evolving industry standards and changing customer preferences. Our failure to create products and e-business systems that use these technologies could cause us to lose current and potential business opportunities, resulting in reduced revenues. Additionally, to the extent technology becomes standardized or simplified, there may be less demand for our products and services.

We are focusing on the sale and marketing of our software product, which may affect our ability to generate services revenue.

      Our sales and marketing efforts are focused on selling Cysive Cymbio and services related to the software product. We may not be able to successfully sell other custom software development projects, since we may not actively seek such projects. In addition, we may not be able to sell sufficient software products or related services to offset our costs, which may result in increased losses.

If we fail to meet our customers’ expectations, we could damage our reputation and have difficulty attracting new business or be sued.

      Our products and projects are complex and critical to our customers. As a result, if we fail or are unable to meet a customer’s expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that customer or others. If we fail to perform adequately on a project, or if our product fails to adequately meet a customer’s expectations, a customer could sue us for damages. Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in selling products or rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

Currently, our business depends on integrating our multi-channel enterprise software and services into our customers’ businesses, and, as a result, our business will suffer if use of such software declines or if the market for such software does not develop sufficiently.

      If the market for multi-channel enterprise software does not continue to grow or grows slower than expected, the need for our product and services could decline, resulting in fewer projects and reduced revenues. Consumers and businesses may reject our software or services for a number of reasons, including:

•	actual or perceived lack of security of information;

•	lack of access and ease of use;

•	congestion of Internet traffic or other usage delays;

•	inconsistent quality of service;

•	increases in access costs to the Internet;

•	evolving government regulation;

•	uncertainty regarding intellectual property ownership;

•	costs associated with licensing and implementing multi-channel enterprise technology;

•	costs associated with the obsolescence of the multi-channel and existing infrastructure; and

•	our economic viability and the economic viability of our competitors.

Some of our customers are small or have little or no operating history, raising the possibility that they may lack sufficient cash flow to pay our fees.

      We believe that a portion of our future revenues could be derived from emerging companies formed specifically to conduct business over the Internet. These companies often have little or no earnings or cash flow, and their businesses are more likely to fail than those of more mature companies. As a result, they may be unable to pay our fees in a timely fashion or at all.

Because our business of software engineering involves creating and using intellectual property, misappropriation of and disputes regarding intellectual property could harm our reputation, adversely affect our competitive position and cost us money.

      If third parties infringe or misappropriate our products, trade secrets, trademarks or other proprietary information, or if disputes arise with customers concerning intellectual property we create for them and/or license from them, our reputation, competitive position and relationships with customers could be damaged. We could be required to spend significant amounts of time and financial resources to defend our company, and our managerial resources could be diverted.

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

Item 3.     Legal Proceedings

      Cysive is not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      Our Common Stock has been quoted on the Nasdaq National Market under the symbol “CYSV” since our initial public offering on October 15, 1999. The following table sets forth for the period indicated the high and low sale prices for our Common Stock on the Nasdaq National Market (as adjusted for our two-for-one stock split effected on May 9, 2000).

2001	High	Low

First Quarter	$7.50	$3.06
Second Quarter	$4.13	$2.80
Third Quarter	$3.25	$1.93
Fourth Quarter	$3.44	$2.08

2000	High	Low

First Quarter	$63.00	$28.69
Second Quarter	$37.56	$21.13
Third Quarter	$29.63	$6.88
Fourth Quarter	$8.25	$3.50

      On March 14, 2002, the last reported sale price of our Common Stock was $2.82 per share. As of March 14, 2002, there were approximately 175 holders of record of our Common Stock.

Recent Sales of Unregistered Securities

      From October 1, 2001 through December 31, 2001, we granted to certain of our employees options to purchase a total of 33,000 shares of our Common Stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan.

      From October 1, 2001 through December 31, 2001, we issued and sold to certain of our employees an aggregate of 108,176 shares of our Common Stock for aggregate consideration of approximately $86,000 pursuant to the exercise of stock options granted under our Second Amended and Restated 1994 Stock Incentive Plan.

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

Registration of Securities

      On December 26, 2001, we filed a Form S-8 and registered 33,995,963 shares of our common stock which had previously been issued, or could be issued in the future, as restricted stock grants or upon the exercise of stock options granted under our Second Amended and Restated 1994 Stock Option Plan.

Item 6.     Selected Financial Data

      The following selected financial data should be read together with the financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data at December 31, 2001, 2000, 1999, 1998, 1997 and the statement of operations data for each of the years in the five-year period ended December 31, 2001 have been derived from Cysive’s financial statements for these years, which have been audited by Ernst & Young LLP, independent auditors.

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

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except share and per share data)
Statement of Operations Data
Revenues	$14,691	$50,287	$25,265	$9,142	$7,711
Direct costs	13,739	22,851	8,899	3,742	2,798

Gross profit	952	27,436	16,366	5,400	4,913
Operating expenses:
General and administrative	12,330	23,848	7,228	2,725	2,754
Research and development	3,789	—	—	—	—
Sales and marketing	9,529	10,773	5,491	1,824	760
Restructuring	2,098	4,710	—	—	—
Stock compensation	3,143	5,843	14,851	69	—

Total operating expenses	30,889	45,174	27,570	4,618	3,514
Operating income (loss)	(29,937)	(17,738)	(11,204)	782	1,399
Investment income, net	8,064	7,770	432	14	23

Income (loss) before taxes	(21,873)	(9,968)	(10,772)	796	1,422
Income tax benefit (expense)	(55)	(4,360)	4,369	—	—

Net income (loss)	$(21,928)	$(14,328)	$(6,403)	$796	$1,422

Weighted average shares outstanding	29,521,894	26,438,946	17,629,932	13,554,000	13,554,000
Weighted average shares outstanding and common share equivalents	29,521,894	26,438,946	17,629,932	15,987,318	15,532,422
Earnings (loss) per share:
Basic	$(0.74)	$(0.54)	$(0.36)	$0.06	$0.10
Diluted	$(0.74)	$(0.54)	$(0.36)	$0.05	$0.09

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$1,484	$20,674	$2,433	$612	$690
Working capital	117,105	112,735	51,989	2,150	1,948
Total assets	161,134	186,080	61,354	3,163	2,422
Total liabilities	4,900	12,235	3,675	644	208
Stockholders’ equity	156,234	173,845	57,679	2,519	2,214

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion together with “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview

      Cysive, Inc. is a provider of multi-channel enterprise software and services that allow companies to integrate Web, wireless, voice-activated systems, and Web services across an enterprise. Historically, all of our revenue has resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins, and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software products and engineering services model. Accordingly, during 2001 we developed Cysive CymbioTM, a software product that uses widely supported technologies and open standards to ensure seamless interoperability between multiple channels such as the Web, wireless, voice, or Web services, and databases or applications. Cysive Cymbio’s architecture reduces a customer’s development time and costs and creates efficiencies by incorporating on a single code base all of the components required for developing applications that operate across multiple channels. We introduced Cysive Cymbio in the fourth quarter of 2001.

      We believe companies are moving to a multi-channel approach using Web, wireless, voice-activated systems, and Web services to interact with their employees, customers, suppliers, partners and distributors. Technology advances, like Cysive Cymbio which incorporates our patent-pending Follow-OnTM technology, enable companies to implement multi-channel solutions faster and more effectively across the enterprise. In this environment, companies are exploring opportunities on a return-on-investment basis, and are pursuing projects that have the potential to create efficiencies within information technology investments previously made and to reduce costs.

      Since commencing operations in 1994, we have used advanced Internet technologies to build our customers’ software systems. Given our technology expertise, we target corporate customers who require highly complex systems to meet their growth strategies. For example, our software engineers, in collaboration with Cisco Systems, Inc. (Cisco), built Cisco’s Internetworking Products Center, or IPC, one of the world’s largest Internet commerce sites. In addition to Cisco, we have built advanced business systems for customers including Chrysler Corporation, Equifax Secure, Inc., First Union Corporation, Philips Medical Systems, N.A., Schneider Logistics, Inc., Tribune Interactive, Inc., and UUNet Technologies, Inc. We design software systems that can handle high volumes of customer transactions, operate reliably 24 hours per day, seven days per week and expand to meet the growth requirements of large-scale businesses that are broadening the methods they use to communicate and process information with internal and external users. Due to the advanced technologies necessary to complete our projects, we employ software engineers with an average of more than nine years of experience who use a well-defined process to deliver reliable and secure custom systems on a timely basis.

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

      In the second half of 2000, we identified an emerging need for a technology solution as customers required an integrated solution for their Web, wireless and voice-activated systems. As a result, we began focusing our non-utilized software engineers on solving these complex development and integration issues. We formed our Product Engineering Group during 2001, culminating in the release of our first product, Cysive Cymbio, in October 2001. We anticipate that this expansion of our business model will enable us to develop new opportunities, creating additional future revenue streams.

      We currently derive principally all of our revenues from software engineering services that are provided primarily on a time and materials basis. Typically, revenues are recognized and billed monthly by multiplying the number of hours expended by our software engineers in the performance of the contract by the established billing rates. Our customers typically reimburse us for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenues.

      With the introduction of Cysive Cymbio, we anticipate that future revenues will include a software licensing and maintenance component. We further anticipate that revenues from Cysive Cymbio sales and related consulting services will be recognized using long-term contract accounting principles due to the significant customization efforts required to build new applications using Cysive Cymbio as a platform base, and/or to integrate Cysive Cymbio with legacy applications and data sources. Additionally, we expect that for the near future our migration to a software products and engineering services business model will result in significantly higher sales and marketing expense and research and development expense, expressed as a percentage of sales, than we have experienced in the past. Our gross margins may also be affected depending on the relative mix between product and service revenue.

      The number of employees decreased from 306 as of January 1, 2001 to 124 as of December 31, 2001. The combination of a slow economy, declining demand for custom application development and the transition of our business model required us to undertake multiple restructurings during 2001.

      Direct costs consist primarily of compensation and benefits for our software engineers and the non-billable portion of other direct project costs. Allocated costs related to specific employees performing quality assurance reviews for customers are also included in direct costs.

      General and administrative expenses consist primarily of compensation and benefits for our management, finance and administration, human resources, information technology, recruiting and the non-billable portion of our quality assurance and regional management personnel. In addition, general and administrative expenses include: depreciation and amortization and general operating expenses such as telephones, office supplies, travel, outside professional services and facilities costs.

      Research and development expenses include compensation and benefits for technical staff assigned to product engineering and related support and travel expenses. To date, all research and development costs have been expensed.

      Sales and marketing expenses consist primarily of salaries, commissions, benefits, marketing programs and travel costs associated with our sales and marketing efforts. We sell our services through a direct sales force organized by geographic region. We expect sales and marketing expenses to increase as we continue to build a direct sales force and expand our marketing programs.

      Restructuring expenses consist primarily of severance costs of salaries and benefits for a certain period of time for those employees identified in restructuring plans and facilities costs as approved by the board of directors in 2000 and 2001.

      Stock compensation expense relates to grants of options during the years 1997 through 2000 to purchase 11,388,410 shares of common stock at an exercise price below the fair market value of the common stock on the date of grant and to the issuance of 228,000 shares of restricted stock to employees in 2001. The amount of deferred stock compensation included as a component of stockholders’ equity as of December 31, 2001 was $5.0 million. This balance will be amortized as follows:

Projected Gross Stock
Year Ended	Compensation Expense

(In millions)
2002	$3.2
2003	1.6
2004	0.2

      Stock compensation expense in these years may be reduced by the impact of stock option cancellations.

Results of Operations

      The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Year Ended December 31,

	2001	2000	1999

Revenues	100.0%	100.0%	100.0%
Direct costs	93.5	45.4	35.2

Gross profit	6.5	54.6	64.8
Operating expenses:
General and administrative	83.9	47.5	28.6
Research and development	25.8	—	—
Sales and marketing	64.9	21.4	21.7
Restructuring	14.3	9.4	—
Stock compensation	21.4	11.6	58.8

Total operating expenses	210.3	89.9	109.1
Operating loss	(203.8)	(35.3)	(44.3)
Investment income, net	54.9	15.5	1.7

Loss before taxes	(148.9)	(19.8)	(42.6)
Income tax (expense) benefit	(0.4)	(8.7)	17.3

Net loss	(149.3)%	(28.5)%	(25.3)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues decreased $35.6 million, or 70.8%, to $14.7 million in 2001 from $50.3 million in 2000. This decrease in revenues was due primarily to a decrease in demand for our services as a result of a general economic slowdown and declining demand for custom application development, and was also impacted by reductions in our average billing rate. The number of active customers decreased to 28 in 2001 from 53 in 2000. Our headcount of billable software engineers decreased to 42 at December 31, 2001 from 222 at December 31, 2000.

      Direct Costs. Direct costs decreased $9.2 million, or 39.9%, to $13.7 million in 2001 from $22.9 million in 2000. As a percentage of revenues, direct costs increased to 93.5% in 2001 from 45.4% in 2000. This increase in direct costs as a percentage of revenues was primarily attributable to a decrease in revenues and a decrease in our average utilization rate in 2001 to 37% from 64% in 2000. Our lower utilization rate in 2001 resulted primarily from a decrease in the demand for our services as noted above, without a proportional reduction in direct personnel. Direct costs also decreased due to a decrease in the number of billable software engineers.

      Gross Profit. Gross profit decreased $26.4 million, or 96.5%, to $1.0 million in 2001 from $27.4 million in 2000. The gross margin decreased to 6.5% in 2001 from 54.6% in 2000 because, as noted above, our direct costs were not reduced in proportion to the decline in revenues. Additionally, there was a decline in the average billing rate per software engineer.

      General and Administrative. General and administrative expenses decreased $11.5 million, or 48.3%, to $12.3 million in 2001 from $23.8 million in 2000. This decrease was due primarily to a decrease in support staff costs resulting from the lower overall employee headcount, bad debt expense, meetings and travel expenses, legal fees, recruiting costs, and office expense. This decrease was partially offset by the inclusion of rent for facilities opened in the latter half of 2000 and the increase in depreciation expense. As a percentage of revenues, general and administrative expenses increased to 83.9% in 2001 from 47.5% in 2000.

      Research and Development. We incurred $3.8 million in research and development costs for the year ended December 31, 2001. These costs relate to the salaries and other costs of our product engineering team who have been developing our product offerings. As a percentage of revenues, research and development costs were 25.8% for 2001.

      Sales and Marketing. Sales and marketing expenses decreased $1.3 million, or 11.5%, to $9.5 million in 2001 from $10.8 million in 2000. This decrease was primarily due to a decrease in variable compensation that resulted from the decrease in revenues. This decrease was offset by a slight increase in marketing advertising and public relations expense. As a percentage of revenues, sales and marketing expenses increased to 64.9% in 2001 from 21.4% in 2000.

      Restructuring. We incurred $2.1 million as restructuring in 2001. This included all severance-related costs due to the reduction in headcount during 2001 offset by the reduction of $850,000 of the initial restructuring accrual from the 2000 restructuring plan due to a revision of estimates for future expected costs. As a percentage of revenues, restructuring was 14.3% in 2001.

      Stock Compensation. Stock compensation expense decreased $2.7 million, or 46.2%, to $3.1 million in 2001 from $5.8 million in 2000. The expense in 2000 included the amortization of deferred stock compensation related to stock option grants from 1997 through 2000. The expense in 2000 also included compensation expense related to the issuance of restricted common stock to employees. The expense in 2001 included the amortization of deferred stock compensation related to the 1997 through 2000 stock option grants. The decrease in stock compensation expense was due to cancellation of unvested options granted to employees who are no longer employed by us, the cancellation of certain restricted shares and the adjustment of the fair value of outstanding restricted shares as of December 31, 2001.

      Operating Loss. Operating loss increased $12.2 million, or 68.8% to a loss of $29.9 million in 2001 from a loss of $17.7 million in 2000. The operating loss margin increased to 203.8% in 2001 from 35.3% in 2000.

      Investment Income, Net. Net investment income increased $294,000 to $8.1 million in 2001 from $7.8 million in 2000 primarily due to a higher average level of cash and investments in 2001 as compared with 2000.

      Loss before Taxes. Loss before taxes increased $11.9 million to a loss of $21.9 million in 2001 from a loss of $10.0 million in 2000. This increase was primarily due to lower revenues generated in 2001 as a result of a general economic slowdown and declining demand for custom application development.

      Income Tax Expense. We recorded $55,000 of income tax expense in 2001 as compared to a $4.4 million net income tax expense in 2000. In 2000, we provided a full valuation allowance on the net deferred tax asset, creating a net income tax expense for the year because of the uncertainty of the realization of the deferred tax benefit. In 2001, we recorded income tax expense for the year as a result of a reduction in expected tax refunds from the use of loss carrybacks.

      Net Loss. Net loss increased $7.6 million to a loss of $21.9 million in 2001 from a loss of $14.3 million in 2000. This change is due primarily to lower revenues generated in 2001 as a result of a general economic slowdown partially offset by a decrease in operating expenses and income tax expense.

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

      Restructuring. We recorded $4.7 million as restructuring in 2000. Restructuring represented the amount of severance expense related to the lay-off of certain non-technical employees and real estate costs associated with the closing of some of our satellite offices. As a percentage of revenues, restructuring was 9.4% in 2000.

      Stock Compensation. Stock compensation expense decreased $9.0 million, or 60.7%, to $5.8 million in 2000 from $14.8 million in 1999. The expense in 1999 was primarily related to a revaluation of our deemed fair market value in conjunction with our initial public offering in which certain options were fully vested and we recorded the stock compensation expense in full. In addition, the 1999 expense included the amortization of the deferred stock compensation related to options granted between 1997 and 1999 at prices deemed below fair market value, which vest over a period of time. The expense in 2000 included similar amortization of deferred stock compensation related to the 1997 through 1999 grants. In addition, we granted certain non-qualified stock options at a discounted price from the fair market value in 2000 resulting in additional deferred stock compensation that will be amortized over a four-year period. The expense in 2000 also included compensation expense related to the issuance of restricted common stock to employees in lieu of a cash bonus for the fourth quarter of 2000.

      Operating Loss. Operating loss increased $6.5 million, or 58.3% to a loss of $17.7 million in 2000 from a loss of $11.2 million in 1999. The operating loss margin decreased, however, to 35.3% in 2000 from 44.3% in 1999.

      Investment Income, Net. Net investment income increased $7.4 million to $7.8 million in 2000 from $432,000 in 1999 primarily due to interest income generated from the initial public and secondary offering proceeds.

      Loss before Taxes. Loss before taxes decreased $804,000 to a loss of $10.0 million in 2000 from a loss of $10.8 million in 1999. This change was primarily due to the increase in the interest income and decrease in stock compensation expense offset by general and administrative costs and restructuring expense in 2000.

      Income Tax Benefit (Expense). We recorded a $4.4 million net tax expense in 2000 as compared to a $4.4 million net tax benefit in 1999. The 1999 benefit resulted primarily from the stock compensation expenses recorded in 1999. In 2000, we elected to reserve a full valuation allowance on the net deferred tax asset, creating a net income tax expense for the year because of the uncertainty of when the deferred tax benefit will be realized in future periods.

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

	Quarter Ended

	Dec. 31,	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep 30,	June 30,	Mar. 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(Dollars in thousands except per share data)
Statement of Operation Data
Revenues	$1,445	$2,571	$5,145	$5,530	$9,365	$13,418	$15,209	$12,295
Gross profit (loss)	38	(544)	1,792	(334)	2,492	7,039	9,688	8,216
Operating expenses:
General and administrative	2,134	2,786	3,171	4,239	6,897	7,844	4,963	4,144
Research and development	913	1,210	1,053	613	—	—	—	—
Sales and marketing	3,264	2,318	2,016	1,931	2,172	2,742	3,116	2,743
Restructuring	1,259	(850)	—	1,689	4,710	—	—	—
Stock compensation	912	1,120	747	364	2,116	1,825	935	966
Operating income (loss)	(8,444)	(7,128)	(5,195)	(9,170)	(13,403)	(5,372)	674	363
Income (loss) before taxes	(6,809)	(5,226)	(3,065)	(6,773)	(10,700)	(3,003)	2,791	944
Net income (loss)	(6,809)	(5,281)	(3,065)	(6,773)	(14,611)	(1,925)	1,857	351
Basic earnings (loss) per share	$(0.23)	$(0.18)	$(0.10)	$(0.23)	$(0.52)	$(0.07)	$0.07	$0.01
Diluted earnings (loss) per share	$(0.23)	$(0.18)	$(0.10)	$(0.23)	$(0.52)	$(0.07)	$0.05	$0.01

	Quarter Ended

	Dec. 31,	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep 30,	June 30,	Mar. 31,
	2001	2001	2001	2001	2000	2000	2000	2000

As a Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	2.6	(21.2)	34.8	(6.0)	26.6	52.5	63.7	66.8
Operating expenses:
General and administrative	147.7	108.4	61.6	76.6	73.6	58.5	32.6	33.7
Research and development	63.2	47.0	20.5	11.1	—	—	—	—
Sales and marketing	225.9	90.2	39.2	34.9	23.2	20.4	20.5	22.3
Restructuring	87.1	(33.1)	—	30.5	50.3	—	—	—
Stock compensation	63.1	43.6	14.5	6.7	22.6	13.6	6.2	7.8
Operating margin (loss)	(584.4)	(277.3)	(101.0)	(165.8)	(143.1)	(40.0)	4.4	3.0
Income (loss) before taxes	(471.2)	(203.3)	(59.6)	(122.5)	(114.3)	(22.3)	18.3	7.7
Net margin (loss)	(471.2)	(205.4)	(59.6)	(122.5)	(156.0)	(14.3)	12.2	2.9

      Revenues. Revenues increased from the quarter ended March 31, 2000 through the quarter ended June 30, 2000 primarily due to an increase in the number of active customers from 24 to 30 over the two quarters. Revenues decreased from the quarter ended June 30, 2000 through the quarter ended December 31, 2001 primarily due to a decrease in demand for our services as a result of a general economic slowdown and declining demand for custom application development beginning in the second half of 2000. The number of active customers decreased to 13 in the quarter ended December 31, 2001 from 30 in the quarter ended June 30, 2000. Additionally, our average billing rate decreased over the seven quarters.

      Gross Margin. Gross margin declined from 67% to (6)% during the periods from March 31, 2000 through March 31, 2001, reflecting a decrease in utilization and fees over these five quarters. Our gross margin improved to 34.8% in the second quarter of 2001 as a result of technical staff reductions while revenue only declined modestly from the prior quarter. In the third quarter of 2001 gross margin dropped to (21.2)% as a result of a continuing decline in revenues. In the fourth quarter of 2001 the gross margin increased to 2.6% as a result of the benefit of additional technical staff reductions more than offsetting a further decline in revenue.

      General and administrative. General and administrative costs as a percentage of revenues were 33%-34% during the periods shown from March 31, 2000 through June 30, 2000, reflecting greater operating leverage as these expenditures were spread over a larger revenue base. In the third and fourth quarters of 2000, general and administrative costs as a percentage of revenues increased to 58.5% and 73.6%, respectively. The increase in costs in the third and fourth quarter of 2000 was related to our increase in bad debt expense (related to the write-off of a bad account and other questionable receivables) and an increase in recruiting costs and facility costs during these two quarters. General and administrative costs decreased over the four quarters in 2001. This was primarily due to the restructuring plans in the fourth quarter of 2000 and in the first quarter of 2001, and due to decreases in bad debt expense, legal fees, and meeting costs. As a percentage of revenues, general and administrative costs increased to 76.6%, 61.6%, 108.4% and 147.7% in the first, second, third and fourth quarter of 2001, respectively, due to lower revenues generated in the four quarters.

      Research and development. Research and development costs relate to the salaries and other costs of our product engineering team who have been developing our product offerings.

      Sales and marketing. Sales and marketing costs as a percentage of revenue were generally in the 20%-23% range during the periods shown from March 31, 2000 through December 31, 2000. The first through third quarters of 2001 showed an increase in the sales and marketing costs as a percentage of revenues due to the decrease in revenue growth for those periods offset by a slight increase in the overall sales and marketing expense. The significant increase in sales and marketing costs in the fourth quarter of 2001 was primarily due to an increase in marketing advertising and public relations expense related to branding initiatives and the launch of Cysive Cymbio in October of 2001.

      Restructuring. In the fourth quarter of 2000, we recorded a restructuring charge related to the severance of non-technical employees, the closing of satellite offices and the impairment of certain assets related to the offices. In the first quarter of 2001, we recorded a second restructuring charge related to the severance of technical, recruiting, sales and general and administrative personnel. We recognized a net credit to restructuring in the third quarter of 2001 due to the reevaluation of the restructuring accrual after a decision not to close some satellite offices as originally intended. The resulting credit was partially offset by a provision for severance related to the termination of technical employees in the quarter. In the fourth quarter of 2001, we recorded an additional restructuring charge related to the severance of employees.

      Stock compensation. Stock compensation expense for all quarters presented includes the expense related to options granted at a value below fair market value. The periods shown represent the straight-line amortization of the deferred portion of the stock compensation expense. The fourth quarter of 2000 includes compensation expense related to the granting of restricted stock for fourth quarter bonuses. Decreases in stock compensation expense are due to the reversal of previously amortized deferred stock expense for unvested options granted to employees who are no longer employed by us and cancellations of certain restricted stock shares and the adjustment of fair value of the outstanding restricted shares.

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

      In September 2001, we renewed and renegotiated the terms on our line of credit with Merrill Lynch Business Financial Services Inc. We are entitled to draw up to an amount equal to the lesser of $1.5 million or eighty percent of our outstanding trade receivables less amounts greater than 90 days past due. At December 31, 2001, approximately $639,000 was available for borrowing. We intend to use any borrowings under the line of credit for working capital purposes. The interest rate on amounts borrowed under the line of credit is calculated using the 30-day dealer commercial paper rate as quoted in The Wall Street Journal, plus 2.65% per annum. The credit facility expires in September 2002. Any borrowings under the line of credit will be secured by our trade receivables. At December 31, 2001, we had no outstanding borrowings under the line of credit.

      Cash and cash equivalents were $1.5 million at December 31, 2001. Investments, which reflect the application of our net proceeds from our public offerings, were $149.8 million at December 31, 2001. Net cash used in operating activities was $16.3 million for the year ended December 31, 2001. Capital expenditures of $1.7 million for the year ended December 31, 2001 were used primarily for computer equipment, office equipment and leasehold improvements related to the creation of a software development and demonstration laboratory.

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

      In December 2000, our Board of Directors authorized us to repurchase up to $25 million of our outstanding common stock at the discretion of our executive officers. As of December 31, 2001, we had repurchased 644,406 shares of common stock at an average price of $2.46 per share.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      We are potentially exposed to interest rate risk related to our borrowings under our credit facility with Merrill Lynch & Co., Inc. We had no borrowings outstanding under our credit facility as of December 31, 2001.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Cysive, Inc.

      We have audited the accompanying balance sheets of Cysive, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cysive, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 8, 2002

CYSIVE, INC.

BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,484	$20,674
Investments	117,459	94,568
Accounts receivable, less allowance of $125 and $1,600 at December 31, 2001 and 2000, respectively	555	6,623
Prepaid expenses and other current assets	2,381	2,294
Income tax receivable	126	811

Total current assets	122,005	124,970
Furniture, fixtures and equipment, net	5,791	6,154
Investments	32,343	53,970
Other assets	995	986

Total assets	$161,134	$186,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$303	$1,114
Accrued liabilities	2,733	7,050
Accrued restructuring	1,864	4,071

Total current liabilities	4,900	12,235
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 29,936,316 shares issued and 29,291,910 shares outstanding at December 31, 2001 and 28,804,539 issued and outstanding at December 31, 2000	299	288
Treasury stock, 644,406 shares repurchased at December 31, 2001	(6)	—
Additional paid-in capital	205,195	208,871
Deferred stock compensation	(5,002)	(12,743)
Unrealized gain on investments	1,090	501
Accumulated deficit	(45,342)	(23,072)

Total stockholders’ equity	156,234	173,845

Total liabilities and stockholders’ equity	$161,134	$186,080

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except share and per share data)
Revenues	$14,691	$50,287	$25,265
Direct costs	13,739	22,851	8,899

Gross profit	952	27,436	16,366
Operating expenses:
General and administrative	12,330	23,848	7,228
Research and development	3,789	—	—
Sales and marketing	9,529	10,773	5,491
Restructuring	2,098	4,710	—
Stock compensation	3,143	5,843	14,851

Total operating expenses	30,889	45,174	27,570
Operating loss	(29,937)	(17,738)	(11,204)
Investment income, net	8,064	7,770	432

Loss before taxes	(21,873)	(9,968)	(10,772)
Income tax benefit (expense)	(55)	(4,360)	4,369

Net loss	$(21,928)	$(14,328)	$(6,403)

Basic and diluted loss per share	$(0.74)	$(0.54)	$(0.36)
Weighted average shares outstanding and common stock equivalents	29,521,894	26,438,946	17,629,932

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Treasury Stock		Common Stock		Additional	Deferred	Retained	Unrealized	Total	Comprehensive
					Paid-In	Stock	Earnings	Gain on	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Investments	Equity	(Loss)

	(In thousands, except share data)
Balance at December 31, 1998	—	$—	13,554,000	$136	$109	$(106)	$2,380	$—	$2,519	$796
Stockholder distribution	—	—	—	—	—	—	(4,721)	—	(4,721)	—
Common stock issued upon exercise of options	—	—	2,759,596	28	1,103	—	—	—	1,131	—
Issuance of common stock in initial public offering	—	—	6,505,000	65	50,238	—	—	—	50,303	—
Issuance of compensatory stock options	—	—	—	—	28,317	(15,033)	—	—	13,284	—
Deferred stock compensation	—	—	—	—	—	1,567	—	—	1,567	—
Net loss	—	—	—	—	—	—	(6,403)	—	(6,403)	(6,403)

Balance at December 31, 1999	—	—	22,818,596	229	79,767	(13,572)	(8,744)	—	57,680	(6,403)
Common stock issued upon exercise of options	—	—	2,945,936	29	1,771	—	—	—	1,800	—
Issuance of common stock in secondary public offering	—	—	3,000,000	30	123,159	—	—	—	123,189	—
Issuance of common stock from employee stock purchase plan	—	—	40,007	—	271	—	—	—	271	—
Issuance of compensatory stock options	—	—	—	—	3,903	(3,903)	—	—	—	—
Unrealized gain	—	—	—	—	—	—	—	501	501	501
Deferred stock compensation	—	—	—	—	—	4,732	—	—	4,732	—
Net loss	—	—	—	—	—	—	(14,328)	—	(14,328)	(14,328)

Balance at December 31, 2000	—	—	28,804,539	$288	$208,871	$(12,743)	$(23,072)	$501	$173,845	$(13,827)
Common stock issued upon exercise of options	—	—	800,686	8	511	—	—	—	519	—
Issuance of restricted stock, net	—	—	152,770	1	428	—	—	—	429	—
Issuance of common stock from employee stock purchase plan	—	—	178,321	2	536	—	—	—	538	—
Purchase of treasury stock	(644,406)	(6)	—	—	(1,235)	—	(342)	—	(1,583)	—
Unrealized gain	—	—	—	—	—	—	—	589	589	589
Deferred stock compensation	—	—	—	—	(3,916)	7,741	—	—	3,825	—
Net loss	—	—	—	—	—	—	(21,928)	—	(21,928)	(21,928)

Balance at December 31, 2001	(644,406)	$(6)	29,936,316	$299	$205,195	$(5,002)	$(45,342)	$1,090	$156,234	$(21,339)

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(21,928)	$(14,328)	$(6,403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,725	1,098	196
Amortization	333	78	26
Restructuring charges, net	2,098	4,710	—
Restructuring spending	(4,305)	(639)	—
Stock compensation	3,143	5,843	14,851
Income tax receivable	685	(428)	—
Deferred income taxes	—	4,766	(5,149)
Loss on sale of furniture, fixtures and equipment, net	1	102	—
Provision (benefit) for doubtful accounts	(1,475)	949	558
Changes in operating assets and liabilities:
Accounts receivable	7,543	(1,007)	(5,052)
Prepaid expenses and other current assets	(87)	(1,051)	(1,131)
Other assets	(9)	(703)	(253)
Accounts payable	(811)	769	319
Accrued liabilities	(3,206)	2,609	2,712

Net cash (used in) provided by operating activities	(16,293)	2,768	674
Cash flows from investing activities:
Purchase of investments	(583,175)	(1,453,558)	(146,146)
Sale of investments	582,500	1,350,560	101,107
Capital expenditures	(1,696)	(6,790)	(526)

Net cash used in investing activities	(2,371)	(109,788)	(45,565)
Cash flows from financing activities:
Stockholder distributions	—	—	(3,614)
Proceeds from sale of common stock	538	123,189	50,303
Exercise of common stock options	519	2,072	23
Repurchase of treasury stock	(1,583)	—	—

Net cash (used in) provided by financing activities	(526)	125,261	46,712
(Decrease) increase in cash and cash equivalents	(19,190)	18,241	1,821
Cash and cash equivalents at beginning of year	20,674	2,433	612

Cash and cash equivalents at end of year	$1,484	$20,674	$2,433

Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$—	$743

See accompanying notes.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization

      Cysive, Inc. (“Cysive” or “the Company”) is a provider of multi-channel enterprise software and services that allow companies to integrate Web, wireless, voice-activated systems, and Web services across an enterprise. Historically, all of the Company’s revenue has resulted from the delivery of custom software and services solutions. Due to increasing competition, declining margins, and business volatility, in 2001 the Company we began the transition of its business model from a software engineering services model to a software products and engineering services model. Accordingly, during 2001 the Company developed Cysive CymbioTM, a software product that uses widely supported technologies and open standards to ensure seamless interoperability between multiple channels such as the Web, wireless, voice, or Web services, and databases or applications. The Company operates in one business segment.

Note 2 — Summary of Significant Accounting Policies

Revenue Recognition

      Through December 31, 2001 the Company has derived principally all of its revenues from time and materials contracts. On these contracts, revenues are computed by multiplying the number of project personnel hours expended in the performance of the contract by the contract billing rates plus other directly billable costs. Reserves for possible losses on contracts, if any, are recognized in full when determined. Any prepayments by clients are recorded as deferred revenue and are recognized as services are provided. Reimbursable project costs are excluded from revenue as the Company incurs these costs on behalf of its customers.

      With the introduction of Cysive Cymbio, the Company anticipates that future revenues will include components for software license and maintenance revenue. The Company anticipates that for the immediate future, software license sales of Cysive Cymbio will require significant customization services in conjunction with the license sales. Accordingly, software license revenue and related consulting services revenues will be recognized in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Investments are generally comprised of variable rate securities that provide for optional or effective maturity dates within twelve months and the contractual maturities are generally greater than twelve months. Investments with effective maturity dates of one year or less at the balance sheet date are classified as current and investments with effective maturity dates of more than one year are classified as non-current. There may be significant changes on a quarterly basis in the amounts classified as current or non-current based on the maturity date of the particular investments at the balance sheet dates.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and certain investments. Cash and cash equivalents are held by several financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, which, historically, have been within management’s expectations. The carrying amount of the receivables approximates fair value. Investments are evaluated to determine whether any unrealized losses have occurred, and any losses are recorded at the time the loss occurs.

Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment are stated at historical cost, net of accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred, while significant improvements are capitalized. Furniture, fixtures and equipment are depreciated or amortized over their estimated useful life, on the straight-line basis, using the following useful lives:

Computers and related equipment	Three years
Software	Three years
Furniture	Five years
Leasehold improvements	Shorter of lease term or useful life
Capitalized software	Estimated useful life

      The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets.

      Impairment losses are recognized when the sum of the expected future cash flows are less than the assets’ carrying value. No such impairment losses have been recognized to date.

Income Taxes

      For the years ended December 31, 2001 and 2000 and for the period from October 1, 1999 through December 31, 1999, the Company provided for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Loss Per Share

      Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares and dilutive common stock equivalents outstanding during the period, using the treasury stock method for options. For the years ended December 31, 2001, 2000, and 1999, the common stock equivalents are excluded as their effect would be anti-dilutive.

Significant Customers

      For the year ended December 31, 2001, three customers individually represented 30%, 17% and 10% of the Company’s revenues. For the year ended December 31, 2000, no individual customer accounted for greater than 10% of the Company’s revenues. For the year ended December 31, 1999, three customers individually represented 28%, 11% and 10% of the Company’s revenues.

      At December 31, 2001, three customers individually represented 21%, 18% and 11% of the Company’s accounts receivable. At December 31, 2000, two customers each individually represented 18% of the Company’s accounts receivable.

Advertising Costs

      All advertising and promotion costs are expensed as incurred. During the years ended December 31, 2001, 2000 and 1999, the Company expensed $2.2 million, $3.3 million and $1.3 million, respectively, as advertising costs.

Reclassifications

      Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Recent Pronouncements

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Impairment of Long-Lived Assets” (“SFAS 144”) which changes the criteria for defining assets held-for-sale. SFAS 144 will also supersede the provisions of APB 30 with regard to reporting the effects of a disposal of a segment of a business. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 for the fiscal year ended December 31, 2002. The Company does not believe there will be a material impact to the financial statements from the adoption of SFAS 144.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 eliminates the use of the pooling-of-interests method for all business combinations completed after June 30, 2001, unless initiated earlier. SFAS 141 supersedes APB 16 “Business Combinations” and several interpretations of APB 16. SFAS 142 states that goodwill and intangible assets are no longer amortized, but are reviewed annually for impairment. SFAS 142 supersedes

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

APB 17 “Intangible Assets.” The Company does not believe there will be a material impact to the financial statements from the adoption of SFAS 141 and SFAS 142.

Note 3 — Investments

      The following is a summary of the estimated fair value of both current and long-term available-for-sale securities at December 31, 2001 and 2000 (in thousands):

	Municipal	Corporate
	Bonds	Bonds

2001
Gross amortized cost	$59,921	$88,791
Net unrealized gain	298	792

Market value	$60,219	$89,583

2000
Gross amortized cost	$58,959	$89,078
Net unrealized gain	101	400

Market value	$59,060	$89,478

      Net unrealized holding gains for the years ended December 31, 2001 and 2000 were $589,000 and $501,000, respectively. Gross realized gains and losses for the year ended December 31, 2001 and 2000 were not material. For purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

      Investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months.

Note 4 — Furniture, Fixtures and Equipment

      Major classes of furniture, fixtures and equipment consist of the following (in thousands):

	December 31,

	2001	2000

Computers and related equipment	$3,087	$2,647
Furniture	2,201	2,168
Software	1,219	766
Leasehold improvements	2,461	1,924
Capitalized software	215	—

	9,183	7,505
Less accumulated depreciation and amortization	(3,392)	(1,351)

	$5,791	$6,154

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2001	2000

Payroll and payroll taxes	$857	$1,602
Bonuses	142	1,436
Commissions	34	344
Vacation	503	641
Accrued expenses	939	2,796
Other	258	231

	$2,733	$7,050

Note 6 — Accrued Restructuring Costs

      During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring charge in 2000 in order to better align its overall cost structure and organization with planned revenue levels. The restructuring charge primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of satellite offices, resulting in lease abandonments and write-down of assets; and 3) the accrual for professional fees related to the office closings or potential claims from severed employees. The charge was allocated to: payroll and benefits to severed employees (42 employees consisting of recruiting, sales and general and administrative personnel) — $1.5 million; rent expense related to carrying vacated office space through the lease term — $2.4 million; write-down of assets — $400,000; and professional fees related to the restructuring — $400,000. At September 30, 2001, the Company evaluated the remaining balances of the fourth quarter 2000 restructuring accrual and reduced the restructuring accrual for future rent expense by $850,000 and professional fees by $347,000. As of December 31, 2001, the Company had paid all severance-related payments, $332,000 in rent and other related expense for vacated office space, $53,000 in professional fees and reduced the value of impaired assets by approximately $400,000.

      On March 30, 2001, in anticipation of a continued declining revenue base, the Company announced an additional restructuring plan that included a reduction of 95 employees consisting of engineering, recruiting, sales and general and administrative personnel. As a result, approximately $1.7 million in severance-related costs was recorded as a pre-tax restructuring expense in the first quarter of 2001. In the third quarter of 2001, the Company increased this reserve by $122,000 due to actual payments of the severances exceeding the Company’s original estimate. As of December 31, 2001, the Company had paid all severance-related payments from this first quarter restructuring plan.

      During the third quarter of 2001, the Company approved a third restructuring plan to include an additional 19 software engineers and three administrative personnel. As a result, $225,000 in severance-related costs was recorded as a pre-tax restructuring expense. As of December 31, 2001, the Company had paid all severance-related payments from this third quarter restructuring plan.

      During the fourth quarter of 2001, the Company approved a restructuring plan to terminate 65 employees consisting of engineering, sales and general and administrative personnel. As a result, $1.3 million in severance-related costs was recorded as a pre-tax restructuring expense. As of December 31, 2001, the Company had paid approximately $600,000 in severance-related payments from this fourth quarter restructuring plan.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7 — Line of Credit

      In 2000, the Company entered into several leases for office space that required security deposits. In certain instances, the Company entered into standby letters of credit currently with a financial institution in lieu of cash payments of these security deposits. As of December 31, 2001, the Company has four outstanding standby letters of credit, totaling approximately $738,000, in favor of the Company’s various landlords. These letters of credit will be reduced in future periods as the Company establishes a consistent payment history. Commitment fees for these letters of credit are immaterial.

      In June 1998, the Company entered into a line of credit with a financial institution from which the Company may draw up to $1.0 million. In March 1999 and September 1999, the Company increased the amount available for withdrawal to $1.5 million and $2.5 million, respectively. In September 2001, the Company renewed and renegotiated the terms on the line of credit. Under the new terms, the Company is entitled to draw up to an amount equal to the lesser of $1.5 million or eighty percent of the Company’s outstanding accounts receivable less amounts greater than 90 days past due. Any borrowings under the line of credit will be secured by the Company’s trade receivables. At December 31, 2001, approximately $639,000 was available for borrowing. The line of credit expires in September 2002. Interest accrues on outstanding balances at the 30-day commercial paper rate as quoted in the Wall Street Journal, plus 2.65% per annum. At December 31, 2001 and 2000, there were no outstanding borrowings. Commitment fees of 0.5% paid per $500,000 of credit facility during 2001, 2000 and 1999 were not material.

Note 8 — Commitments and Contingencies

Lease Obligations

      The Company is obligated under various non-cancelable leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. The most significant of these leases is for the Company’s principal headquarters in Reston, VA which expires in April 2010.

      Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2001 are as follows:

(In millions)
2002	$2.5
2003	2.6
2004	2.4
2005	2.1
2006	1.7
Thereafter	5.9

Total minimum lease payments	$17.2

      Rental expense on operating leases was $2.4 million, $2.0 million and $326,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has subleased its former headquarters office space to another company. Under the terms of the sublease contract, the sub-lessee has the right to terminate the sublease with a 6-month written notice. The sub-lessee has exercised this option and will terminate the sublease effective June 30, 2002. The Company received payments of approximately $238,000 and $135,000 in 2001 and 2000, respectively, under this sublease.

Lawsuit

      On August 23, 2000, the Company terminated a time and materials contract with CorPay Solutions, Inc. (the “Contract”) for failure to pay its outstanding invoices. Under the terms and conditions of the Contract,

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the parties agreed to settle their disputes through binding arbitration. Accordingly, on August 29, 2000, the Company filed a demand for arbitration seeking to recover all amounts owed by CorPay Solutions, Inc. under all outstanding invoices (approximately $2.2 million). CorPay Solutions, Inc. filed a counterclaim seeking the return of all amounts paid to the Company (approximately $4.5 million), alleging that the Company breached the Contract by, among other things, failing to perform the services called for in the Contract. The Company vigorously denied all allegations raised in the counterclaim. On February 5, 2001, an American Arbitration Association panel of three arbitrators returned a decision in the favor of the Company and required Corpay Solutions, Inc. to pay all outstanding invoices plus interest to the Company. On February 23, 2001, the Company received approximately $2.3 million for the past due invoices and interest related charges.

Note 9 — Stockholders’ Equity

Stock Split

      In September 1999, the Company’s stockholders approved a stock split of 2.25 shares of common stock for every one share of outstanding common stock. In April 2000, the Company’s stockholders approved a two-for-one stock split in the form of a stock dividend that became effective on May 8, 2000. All share and per share amounts have been restated in these financial statements and the accompanying notes to reflect these stock splits.

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

      On April 24, 2000, the stockholders of the Company voted in favor to amend Cysive’s Certificate of Incorporation to increase the authorized shares of common stock to 500,000,000 shares from 75,000,000 shares.

      In April 2000, the Board of Directors amended the Cysive, Inc. Employee Stock Purchase Plan (“ESPP”), which allows eligible employees of the Company to purchase common stock through payroll deductions. Employees are eligible beginning three months from their start date and must work a minimum of 20 hours a week. A total of 2,250,000 shares of Cysive’s common stock have been reserved for issuance under the ESPP. The purchase price is the lower of 85% of the fair market value of the common stock on the day the employee began participating in the ESPP, or 85% of the fair market value of the shares on the date of

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

purchase. During the years ended December 31, 2001 and 2000, 178,321 and 40,007 shares, respectively, were purchased through the ESPP.

      On January 19, 2001 the Company issued 225,000 shares of restricted stock to certain employees with a vesting period of one year. The fair value of the stock on the date of issuance was $4.94 per share, for an aggregate value of $1,110,938. On June 22, 2001 an additional 3,000 shares of restricted stock were issued at a fair value of $2.80 per share for an aggregate value of $8,400. Of the 228,000 of restricted shares issued in 2001, 75,230 shares were cancelled during the year ended December 31, 2001, leaving a balance of 152,770 restricted shares outstanding.

      During the year ended December 31, 2001, certain employees of the Company exercised options to purchase a combined total of 800,688 shares of common stock for $519,351 paid in cash. During the year ended December 31, 2000, certain employees of the Company exercised options to purchase a combined total of 2,945,936 shares of common stock for $1,800,726 paid in cash.

      During the year ended December 31, 2001 the Company purchased a total of 644,406 treasury shares. Of this amount, 449,500 shares were purchased on the open market between September 6, 2001 and December 10, 2001 at prices ranging from $2.30 to $2.63 per share. In addition, between May 4, 2001 and December 4, 2001, 194,906 shares were purchased directly from employees at prices ranging from $2.34 to $3.62 per share representing the fair market value at the date of purchase.

Stock Options

      In 1994, the Company established a stock option plan (the “1994 Option Plan”) under which 4,500,000 shares of common stock were reserved for issuance upon exercise of options granted to employees, officers and directors of the Company. The Board of Directors and shareholders increased the number of shares available under the 1994 Option Plan from time to time as needed. As of January 1, 2000, the shares of common stock reserved for issuance was 22,700,000. In April 2000, the stockholders of the Company voted in favor of an increase in the number of shares available for issuance under the 1994 Option Plan by 12,000,000. The amount of common shares reserved under the 1994 Option Plan are automatically increased by 15% of any increase in the outstanding shares of common stock (other than increases resulting from the stock issuance under the 1994 Option Plan.) At December 31, 2001, the number of shares of common stock reserved for issuance upon the exercise of options was 35,182,746. The price for the incentive stock options is to be not less than the fair market value at the date of grant as determined by the Board of Directors. The 1994 Option Plan provides for incentive, non-qualified and restricted stock options. Non-employees are not eligible for incentive stock options.

      In 1999, the Company granted 20% vested incentive stock options to purchase 655,974 shares of common stock and fully vested non-qualified options to purchase 2,561,526 shares of common stock at exercise prices of $0.835 and $0.415 per share (each of which was considered to be below fair market value for financial reporting purposes), respectively. In accordance with APB 25, the Company recorded $13.3 million in compensation expense. In connection with the grant of other certain options to employees during the period from April 1, 1999 through September 30, 1999, the Company recorded deferred stock compensation of approximately $15.1 million, based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders’ equity and are being amortized on a straight-line method over a period of three to four years, less the benefit of any stock option cancellations. The deemed fair value for accounting purposes was determined relative to the mid-point ($5.40 per share) of the anticipated initial public offering price range as of the date of the initial filing.

      In 2000, the Company granted non-qualified options to purchase 4,335,388 shares of common stock at exercise prices ranging from $5.688 to $24.650 per share (which was a 15% discount from the fair market

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

value at the time of grant). In accordance with APB 25, the Company recorded $6.5 million in deferred stock compensation for the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders’ equity and are being amortized on a straight-line method over the vesting period of four years, less the benefit of any stock option cancellations.

      In 2001, the Company granted non-qualified options to purchase 3,573,000 shares of common stock at exercise prices ranging from $2.110 to $3.906 per share, all priced at fair value at the time of grant.

      On January 24, 2002, the Company announced a voluntary stock option exchange program for its employees. The details of this program are provided in Note 13.

      Options granted expire no more than five years from the date of grant for 10% stockholders and 10 years from the date of grant for all other recipients. Except as otherwise noted above, options granted through July 19, 1999 vest in accordance with the following schedule: one year from the date of the grant — 25%, two years from the date of the grant — 25%, and three years from the date of the grant — the remaining 50%. Options granted subsequent to July 19, 1999 vest 25% per year for four years.

      The Company has reserved 35,182,746 shares of common stock issuable upon exercise of options granted under the 1994 Option Plan, of which options to purchase 14,499,220 shares of common stock are available for grant under the 1994 Option Plan as of December 31, 2001.

      The Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized related to options granted to employees at fair value during 2001, 2000 and 1999.

      Common stock option activity was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1998	8,703,006	$0.54
Granted	7,573,252	$2.41
Exercised	(2,759,596)	$0.41
Cancelled or expired	(254,814)	$0.69

Outstanding at December 31, 1999	13,261,848	$1.63
Granted	8,740,251	$12.58
Exercised	(2,945,936)	$0.61
Cancelled or expired	(3,108,346)	$12.37

Outstanding at December 31, 2000	15,947,817	$5.73
Granted	3,573,000	$3.06
Exercised	(800,688)	$0.65
Cancelled or expired	(4,778,154)	$6.50

Outstanding at December 31, 2001	13,941,975	$5.07

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information regarding stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.00 - $12.00	11,315,725	6.5	$2.31	5,971,772	$1.24
$12.01 - $24.00	2,359,766	8.1	$15.96	668,383	$16.21
$24.01 - $36.88	266,484	7.8	$25.56	93,117	$25.70

$ 0.00 - $36.88	13,941,975	6.8	$5.07	6,733,272	$3.07

      Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted after 1995 consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2001	2000	1999

Net income (loss) — pro forma	$(35,448)	$(33,392)	$4,907
Pro forma earnings (loss) per common share	$(1.20)	$(1.26)	$0.28
Pro forma earnings (loss) per common share — assuming dilution	$(1.20)	$(1.26)	$0.17

      The effect of applying SFAS No. 123 on 2001, 2000 and 1999 pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions:

	Year Ended December 31,

	2001	2000	1999

Volatility	1.59	1.964	0.17
Expected life of the option	5 years	5 years	4 years
Risk-free interest rate	4.0%	6.0%	6.5%
Dividend rate	0.0%	0.0%	0.0%

      The weighted average fair value of the options granted in 2001 with a stock price equal to the exercise price is $2.87 per share. The weighted average fair values of the options granted in 2000 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $10.36 and $17.49 per share, respectively. The weighted average fair values of the options granted in 1999 with a stock price equal to the exercise price and with a stock price greater than the exercise price are $8.08 and $4.81 per share, respectively.

Rescission

      In September 2000, the Company and certain employees mutually agreed to rescind options exercised to purchase 1,043,810 shares of common stock. There was no effect on the Company’s results of operations for the year ended December 31, 2000 as a result of this transaction because the rescission was related to

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

incentive stock options. Subsequent to the rescission and before December 31, 2000, options to purchase 980,625 shares of the Company’s common stock were re-exercised.

Note 10 — Employee Benefit Plan

      The Company has a 401(k) Savings Plan (the “Plan”) in which employees are eligible to participate beginning on the first day of the quarter subsequent to their hire date and attaining age 21. The Plan allows employees to contribute up to 15% of their bi-weekly compensation, subject to the statutory limitations. The Company matches employee contributions up to the first six percent of each participant’s bi-weekly compensation, subject to statutory limitations. The Company contributions to the Plan are discretionary as authorized by the Board of Directors. Expense reflected in the Statements of Operations relating to the Plan was $1.1 million, $1.4 million and $546,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 11 — Income Taxes

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

C Corporation

      The Company recorded a net deferred tax benefit of $4.8 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at October 1, 1999. In 2000, the Company increased the deferred tax benefit net of deferred liabilities to $7.9 million. At the end of 2000, as a result of the Company’s current and expected future operating losses, the Company elected to record a full valuation allowance on all of the operating deferred tax assets, resulting in an income tax expense for the year.

      Additionally, during 2000 and 2001, certain grantees of non-qualified and incentive stock options exercised their options and periodically sold the common stock issued upon such exercise. In 2000, these sales created an additional non-operational tax benefit of $13.2 million to the Company. In addition, the Company generated an additional $906,997 tax benefit in 2000 related to losses from continued operations. The Company recorded a valuation allowance of $13.2 million because of the uncertainty of future benefit arising from this tax benefit. The use of these losses expires beginning in 2020.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Components of the Company’s net deferred tax balances are as follows:

	December 31,

	2001	2000

	(In thousands)
Deferred tax assets:
Net operating loss	$22,939	$14,131
Accrued expenses	922	1,890
Stock compensation	5,694	5,612
Asset reserves	48	620

Total deferred tax assets	29,603	22,253

Deferred tax liabilities:
Change from cash to accrual method for tax purposes	—	(168)
Depreciation	(54)	(47)

Total deferred tax liabilities	(54)	(215)

Net deferred tax asset	29,549	22,038
Valuation allowance	(29,423)	(21,227)

Income tax receivable	$126	$811

      The above table does not include a deferred tax liability of $230,000 and $195,000 at December 31, 2001 and 2000, respectively, related to the change in net unrealized gain on investments included in other comprehensive income. On a comprehensive basis, inclusion of these balances would be offset by decreases in the valuation allowance of $230,000 and $195,000 at December 31, 2001 and 2000, respectively.

      The components of the provision for income taxes are as follows:

	December 31,

	2001	2000	1999

	(In thousands)
Current tax expense (benefit):
Federal	$—	$(660)	$635
State	—	(129)	145
Deferred tax expense (benefit):
Federal	(6,629)	(13,091)	(4,192)
State	(1,512)	(2,987)	(957)

Net benefit for income taxes	(8,141)	(16,867)	(4,369)
Change in valuation allowance	8,196	21,227	—

Net income tax expense (benefit)	$55	$4,360	$(4,369)

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal rate to income (loss) before taxes was attributable to the following:

	December 31,

	2001	2000	1999

	(In thousands)
Federal statutory income tax benefit	$(7,437)	$(3,311)	$(3,663)
Adjustment for S corporation income taxable to stockholders	—	—	3,595
State taxes (net of federal benefit)	(998)	(409)	52
Permanent items	294	(13,147)	440
Effect of change in tax status	—	—	(4,793)
Effect of asset valuation allowance	8,196	21,227	—

	$55	$4,360	$(4,369)

Note 12 — Loss Per Share

      The following table summarizes the computation of basic and diluted loss per share for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except share and per share data)
Numerator:
Net loss	$(21,928)	$(14,328)	$(6,403)
Denominator:
Weighted average shares outstanding	29,521,894	26,438,946	17,629,932
Weighted average effect of common stock equivalents outstanding	—	—	—

	29,521,894	26,438,946	17,629,932

Loss per share:
Basic	$(0.74)	$(0.54)	$(0.36)
Diluted	$(0.74)	$(0.54)	$(0.36)

Note 13 — Subsequent Event

      On January 24, 2002, the Company announced a voluntary stock option exchange program for its employees. This program offered eligible employees who held options with an exercise price per share of more than $5.67 the opportunity to cancel those options in exchange for a lesser number of options to be granted at a future date. Eligible options priced between $5.67 and $14.01 per share will be exchanged for 0.5 times the number of options cancelled, and eligible options priced greater than $14.01 per share will be exchanged for 0.25 times the number of options cancelled. The new options will be issued no earlier than six months and one day after the cancellation date, which is currently expected to be August 23, 2002. The exercise price of the new options will be based on the trading price of the Company’s common stock at the time of the new option grants. The new options will vest 25% on the date of the grant, and then 25% annually on the next three anniversaries of the date of the grant. Executive officers and directors of the Company were not eligible to participate in this voluntary stock option exchange program.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Options for the purchase of an aggregate of 2,772,750 shares were eligible for the exchange. Options for the purchase of an aggregate of 1,859,558 shares were tendered for exchange and were cancelled. The Company expects to issue replacement options for the purchase of up to 547,640 shares on or after August 23, 2002.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The following table presents information about each of our executive officers and directors.

Name	Age	Position(s)

Nelson A. Carbonell, Jr.	38	Chairman of the Board, President and Chief Executive Officer
John R. Lund	39	Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Ken R. Hargrave	40	Vice President
John N. Carbonell	31	Vice President
Robert H. Skinner	50	Vice President
R. Eugene Willingham	35	Vice President
Jon S. Korin	47	Director
Daniel F. Gillis	55	Director
Kenneth H. Holec	47	Director

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

      Ken R. Hargrave has served as Vice President, Services since June 2001 and manages our professional services operations. From January 2001 to May 2001 Mr. Hargrave served as Vice President, Customer Practice Group — West and managed our operations in Southern California, Mountain View, Denver and Chicago. From June 2000 to December 2000 Mr. Hargrave served as the Director of Operations — West and managed our operations in Southern California, Mountain View, Denver and Chicago. From October 1999 to May 2000, Mr. Hargrave served as our Regional Director of Southern California. From October 1995 to September 1999, Mr. Hargrave served as a Project Manager. Mr. Hargrave received his B.S. in Computer Science from Rochester Institute of Technology in 1985.

      John N. Carbonell has served as a Vice President since June 2001, and has managed our transition efforts to a product company, our recruiting and our training operations. From January 2001 to May 2001 Mr. Carbonell served as Vice President, Customer Practice Group — East and managed our operations in New York, Reston, Atlanta and Dallas. From June 2000 to December 2000, Mr. Carbonell served as the Director of Operations — East and managed our operations in New York, Reston, Atlanta and Dallas. From January 2000 — May 2000 Mr. Carbonell served as our Director of Operations for Reston. From August 1998 to December 1999, Mr. Carbonell served as a Project Manager. From July 1995 to August 1998, Mr. Carbonell served as a Senior Developer. Mr. Carbonell received his B.S. in Electrical Engineering from the University of Pennsylvania in 1992. Mr. Carbonell is the brother of Nelson A. Carbonell, Jr.

      Robert H. Skinner has served as Vice President of Sales and Marketing since July 2001. Prior to joining Cysive, Mr. Skinner held executive positions at High Branch Software (as President and Chief Executive Officer from August 2000 to June 2001) and at Best Software (as Vice President, Sales from June 1992 to April 1995 and Executive Vice President, Sales and Professional Services from April 1995 to April 2000). Mr. Skinner received his B.A. in History from Quinnipiac College in 1974 and an MBA in Finance from the University of Connecticut in 1977.

      R. Eugene Willingham has served as Vice President of Product Engineering since January 2001. From June 2000 to December 2000, Mr. Willingham served as our Director of Operations for New Office Development. From January 2000 to May 2000 Mr. Willingham served as the Director of Operations for our New York office. From June 1997 to December 1999, Mr. Willingham served as the Director of Operations for the East. From September 1996 to June 1997, Mr. Willingham served as a Project Manager. Mr. Willingham received his B.S. in Aerospace Engineering from the University of Maryland in 1989.

      Jon S. Korin has served as a Director since April 1997. Since April 2001, Mr. Korin has served as vice president of strategic development for Northrop Grumman information technology, a $4 billion sector of Northrop Grumman Corporation. Since 1993, he has served in the same role for Litton PRC, Inc., a provider of information technology and systems-based solutions for the U.S. government and commercial customers. Litton PRC was acquired by Northrop Grumman in April 2001. Mr. Korin received a B.S. from The Wharton School of the University of Pennsylvania in May 1976.

      Daniel F. Gillis has served as a Director since 2001. Mr. Gillis formerly served as President, Chief Executive Officer and Director of SAGA Systems, Inc. from May 1996 until its purchase by Software AG in February 2001. Mr. Gillis received a BS degree in Management from the University of Rhode Island in 1968.

      Kenneth H. Holec has served as a Director since 2001. He served as President, Chief Executive Officer and Director of ShowCase, Inc., a worldwide provider of enterprise intelligence software solutions, from November 1993 until February 2002 when ShowCase, Inc. was acquired by SPSS, Inc. Mr. Holec has served as a Director of SPSS, Inc. since February 2002. Mr. Holec received a B.S. in Business Administration from the University of Minnesota in 1977.

Board Composition

      We currently have five directors whose terms of office are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in May 2002. The Class I directors are Messrs. Carbonell and Gillis, the Class II directors are Messrs. Lund and Holec, and the Class III director is Mr. Korin. At each annual meeting of stockholders after the initial classification or special meeting held in place of an annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or similar special meeting. If the board of directors increases the number of directors, the newly created directorships will be distributed among the three classes so that each class of directors will, as nearly as possible, consist of one-third of the directors. This classification of our board of directors may delay or prevent changes in control or management of Cysive.

Board Committees

      Our board of directors has established an audit committee, a compensation committee and an executive committee.

      The audit committee consists of Messrs. Gillis, Holec and Korin and assists the board of directors in fulfilling its responsibilities of ensuring that management maintains an adequate system of internal controls. The audit committee also reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters. These matters include the selection of our auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices.

      The compensation committee determines the salaries and incentive compensation of Cysive’s officers and provides recommendations for the salaries and incentive compensation of other employees and software engineers. The compensation committee also administers Cysive’s various incentive compensation, stock and benefit plans. The compensation committee consists of Messrs. Gillis, Holec and Korin.

      The executive committee determines the objectives and performance criteria of each member of Cysive’s management team. The executive committee consists of Messrs. Carbonell and Lund.

      The nominating committee recommends to the Board of Directors those persons deemed by the committee to be suitable for nomination as the Board nominees for election to the Board of Directors. The nominating committee consists of Messrs. Carbonell and Korin. The nominating committee was disbanded after the appointment of Mr. Gillis to the Board.

Director Compensation

      Each non-employee director currently receives an annual retainer of $12,000 and cash compensation of $1,000 and reimbursement for reasonable travel expenses for each board meeting attended. In addition, upon their first election and each re-election to office, each director receives an option to purchase 60,000 shares of our common stock that will vest equally over the three-year term of each director.

Item 11.     Executive Compensation.

      The information is incorporated herein by reference to our definitive 2002 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information is incorporated herein by reference to our definitive 2002 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

      The information is incorporated herein by reference to our definitive 2002 Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1)	The following financial statements of Cysive, Inc. and report of independent auditors are included in Item 8 of this Form 10-K:

•	Report of Ernst & Young, LLP, Independent Auditors.

•	Balance Sheets as of December 31, 2001 and 2000.

•	Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

•	Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999.

•	Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

•	Notes to Financial Statements.

(a)(2)	The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2:

•	Report of Independent Auditors on the Financial Statement Schedule.

•	Schedule II — Valuation and Qualifying Accounts.

      All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in our financial statements or the notes thereto, are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are either provided with this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
4.1	Form of Common Stock Certificate(1)
10.1	Second Amended and Restated 1994 Stock Option Plan(2)
10.2	Amended and Restated Stock Option Plan(1)
10.3	Employee Stock Purchase Plan(3)
10.4	401(k) Plan(1)
10.5	Employment Agreement between Cysive, Inc. and Nelson A. Carbonell, Jr.(1)
10.6	Employment Agreement between Cysive, Inc. and John R. Lund(1)
10.16	Revolving Credit Agreement between Cysive, Inc. and Merrill Lynch & Co.(1)
10.17	Letter Agreement between Cysive, Inc. and Merrill Lynch & Co.(3)
10.18	Lease Agreement by and between Cysive, Inc. and Parkridge Five Associates Limited Partnership(1)
10.22	Amendment No. 1 to Executive Employment Agreement between Cysive, Inc. and Nelson A. Carbonell(3)
10.23	Amendment No. 1 to Executive Employment Agreement between Cysive, Inc. and John R. Lund(3)
10.24	Employment Agreement between Cysive, Inc. and John N. Carbonell(4)

Exhibit
No.	Description

10.25	Employment Agreement between Cysive, Inc. and Ken R. Hargrave(4)
10.26	Employment Agreement between Cysive, Inc. and R. Eugene Willingham(4)
10.27	Employment Agreement between Cysive, Inc. and Robert H. Skinner(4)
23.1	Consent of Ernst & Young LLP(3)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-85651).

(2)	Incorporated by reference to our 2001 Definitive Proxy Statement on Form DEF 14A (File No. 000-27607).

(3)	Incorporated by reference to our 2000 Annual Report on Form 10-K (File No. 000-27607).

(4)	Filed herewith.

(b) Reports on Form 8-K.

•	Current Report on Form 8-K, filed with the Commission on November 2, 2001.

•	Current Report on Form 8-K, filed with the Commission on February 15, 2002.

•	Current Report on Form 8-K/A, filed with the Commission on February 22, 2002.

(d) The following financial statement schedule is filed herewith:

•	Schedule II — Valuation and Qualifying Accounts.

      Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our financial statements or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Reston, Commonwealth of Virginia, on March 18, 2002.

CYSIVE, INC.

By:	/s/ NELSON A. CARBONELL, JR.

Nelson A. Carbonell, Jr.
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on March 18, 2002.

Name	Title

/s/ NELSON A. CARBONELL, JR. Nelson A. Carbonell, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN R. LUND John R. Lund	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

/s/ JON KORIN Jon Korin	Director

/s/ KENNETH HOLEC Kenneth Holec	Director

/s/ DANIEL GILLIS Daniel Gillis	Director

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

      We have audited the financial statements of Cysive, Inc. as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 8, 2002 (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 8, 2002

S-1

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Years Ended December 31, 2001, 2000, 1999

	Balance at	Charged to	Charged to	Balance at
	Beginning of	Costs and	Other	End of
Description	Period	Expenses	Accounts	Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	$1,600	$(1,257)	$(218)	$125
Year ended December 31, 2000	651	2,359	(1,410)	1,600
Year ended December 31, 1999	160	558	(67)	651

RESTRUCTURING RESERVE

Years Ended December 31, 2001, 2000, 1999

	Balance at	Charged to	Charged to	Balance at
	Beginning of	Costs and	Other	End of
Description	Period	Expenses	Accounts	Period

	(In thousands)
Restructuring Reserve:
Year ended December 31, 2001	$4,071	$(2,098)	$(109)	$1,864
Year ended December 31, 2000	—	4,710	(639)	4,071
Year ended December 31, 1999	—	—	—	—

ALLOWANCE FOR DEFERRED TAX ASSET

Years Ended December 31, 2001, 2000, 1999

	Balance at	Charged to	Charged to	Balance at
	Beginning of	Costs and	Other	End of
Description	Period	Expenses	Accounts	Period

	(In thousands)
Allowance for deferred tax asset:
Year ended December 31, 2001	$21,227	$55	$8,141	$29,423
Year ended December 31, 2000	—	4,360	16,867	21,227
Year ended December 31, 1999	—	—	—	—

S-2