Form 10-K/A
period 2001-12-31
CYSIVE INC
filed 2002-04-12
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

(Registrant’s telephone number, including area code) : (703) 259-2300

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

     (1)  Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 15, 2002 are incorporated by reference into Part III, Items 10 — 13 of this Form 10-K.

1

EXPLANATORY NOTE

     This Amendment No. 1 to the Form 10-K for the year ended December 31, 2001 is being filed to amend Part IV to file an omitted exhibit.

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

     (a)(3) The following exhibits are either provided with this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
4.1	Form of Common Stock Certificate(1)
10.1	Second Amended and Restated 1994 Stock Option Plan(2)
10.2	Amended and Restated Stock Option Plan(1)
10.3	Employee Stock Purchase Plan(3)
10.4	401(k) Plan(1)
10.5	Employment Agreement between Cysive, Inc. and Nelson A. Carbonell, Jr.(1)
10.6	Employment Agreement between Cysive, Inc. and John R. Lund(1)
10.16	Revolving Credit Agreement between Cysive, Inc. and Merrill Lynch & Co.(1)
10.17	Letter Agreement between Cysive, Inc. and Merrill Lynch & Co.(3)
10.18	Lease Agreement by and between Cysive, Inc. and Parkridge Five Associates Limited Partnership(1)
10.22	Amendment No. 1 to Executive Employment Agreement between Cysive, Inc. and Nelson A. Carbonell(3)
10.23	Amendment No. 1 to Executive Employment Agreement between Cysive, Inc. and John R. Lund(3)
10.24	Employment Agreement between Cysive, Inc. and John N. Carbonell(4)
10.25	Employment Agreement between Cysive, Inc. and Ken R. Hargrave(4)
10.26	Employment Agreement between Cysive, Inc. and R. Eugene Willingham(4)
10.27	Employment Agreement between Cysive, Inc. and Robert H. Skinner(4)
23.1	Consent of Ernst & Young LLP(5)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-85651).

(2)	Incorporated by reference to our 2001 Definitive Proxy Statement on Form DEF 14A (File No. 000-27607).

(3)	Incorporated by reference to our 2000 Annual Report on Form 10K (File No. 000-27607).

(4)	Filed previously.

(5)	Filed herewith.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Reston, Commonwealth of Virginia, on April 12, 2002.

CYSIVE, INC

By: /s/ NELSON A. CARBONELL, JR. Nelson A. Carbonell, Jr. Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on April 12, 2002.

Name	Title

/s/ NELSON A. CARBONELL, JR Nelson A. Carbonell, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN R. LUND John R. Lund	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

/s/ JON KORIN Jon Korin	Director

/s/ KENNETH HOLEC Kenneth Holec	Director

/s/ DANIEL GILLIS Daniel Gillis	Director

3