Form 10-Q
period 2002-03-31
CYSIVE INC
filed 2002-05-13
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

   Yes   X   No

As of May 9, 2002, 29,494,602 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYSIVE, INC.

Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,417	$1,484
Investments	93,497	117,459
Accounts receivable, less allowance of $125 at March 31, 2002 and December 31, 2001	1,179	555
Prepaid expenses and other current assets	1,744	2,381
Income tax receivable	116	126

Total current assets	105,953	122,005
Furniture, fixtures and equipment, net	5,182	5,791
Investments	42,188	32,343
Other assets	1,035	995

Total assets	$154,358	$161,134

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$275	$303
Accrued liabilities	2,328	2,671
Deferred revenues	217	62
Accrued restructuring	490	1,035

Total current liabilities	3,310	4,071
Accrued restructuring, less current portion	752	829

Total liabilities	4,062	4,900
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 500,000,000 shares authorized; 30,103,496 shares issued and 29,393,164 shares outstanding at March 31, 2002 and 29,936,316 shares issued and 29,291,910 shares outstanding at December 31, 2001	301	299
Treasury stock, 710,332 and 644,406 shares repurchased at March 31, 2002 and December 31, 2001, respectively	(7)	(6)
Additional paid-in capital	205,335	205,195
Deferred stock compensation	(1,940)	(5,002)
Unrealized gain on investments	245	1,090
Accumulated deficit	(53,638)	(45,342)

Total stockholders’ equity	150,296	156,234

Total liabilities and stockholders’ equity	$154,358	$161,134

See accompanying notes

CYSIVE, INC.

Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2002	2001

Revenues	$1,374	$5,530
Direct costs	1,309	5,864

Gross profit (loss)	65	(334)
Operating expenses:
Sales and marketing	2,965	1,931
General and administrative	2,822	4,239
Research and development	775	613
Stock compensation	3,214	364
Restructuring	—	1,689

Total operating expenses	9,776	8,836

Operating loss	(9,711)	(9,170)
Investment income, net	1,453	2,397

Net loss	$(8,258)	$(6,773)

Basic and diluted loss per share	$(0.28)	$(0.23)
Weighted average shares outstanding and common stock equivalents	29,363,442	29,372,602

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows
(In thousands)

	Three months ended
	March 31,
	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,258)	$(6,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	461	383
Amortization	100	64
Stock compensation	3,214	364
Restructuring charges, net	—	1,689
Restructuring spending	(622)	(1,264)
Loss on sale of furniture, fixtures and equipment	4	—
Benefit for doubtful accounts	—	(201)
Changes in assets and liabilities:
Accounts receivable	(624)	3,557
Prepaid expenses and other current assets	637	(322)
Income tax receivable	10	—
Other assets	(40)	(64)
Accounts payable	(28)	(612)
Accrued liabilities	(343)	(2,005)
Deferred revenues	155	—

Net cash used in operating activities	(5,334)	(5,184)
Cash flows from investing activities:
Purchase of investments	(155,673)	(199,947)
Sale of investments	168,945	200,799
Capital expenditures	(16)	(589)
Rebates on prior period capital expenditures	60	—

Net cash provided by investing activities	13,316	263
Cash flows from financing activities:
Proceeds from sale of common stock	62	182
Exercise of common stock options	106	252
Purchase of treasury stock	(217)	—

Net cash (used in) provided by financing activities	(49)	434
Increase (decrease) in cash and cash equivalents	7,933	(4,487)
Cash and cash equivalents at beginning of period	1,484	20,674

Cash and cash equivalents at end of period	$9,417	$16,187

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

1.     Basis of presentation

     The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2001, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 20, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the full year.

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

3.     Software development costs

     Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

4.     Deferred revenues

     Deferred revenues are comprised of deferrals for license fees, maintenance and services billed to customers in advance of the related revenue recognition.

5.     Accrued restructuring

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring charge in 2000 in order to better align its overall cost structure and organization with planned revenue levels. The restructuring charge primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of a satellite office, resulting in the write-down of assets; and 3) the accrual for professional fees related to the office closing or potential claims from severed employees. During the three months ended March 31, 2002, the Company paid approximately $94,000 related to rent expense. As of March 31, 2002, estimated amounts remaining to be paid total $1.1 million, all are for rents payable through August 2005.

     On March 30, 2001, in anticipation of a continued declining revenue base, the Company announced an additional restructuring plan that included the termination of 95 employees consisting of engineering, recruiting, sales and general and administrative employees. As a result, approximately $1.7 million in severance-related costs was recorded as a pre-tax restructuring expense in the first quarter of 2001. In the third quarter of 2001, the Company increased this reserve by $122,000 due to actual payments of the severances exceeding the Company’s original estimate. As of March 31, 2002, the Company had made all payments related to this restructuring.

     During the third quarter of 2001, the Company approved a restructuring plan to include the termination of an additional 19 software engineers and three administrative employees. As a result, $225,000 in severance-related costs was recorded as a pre-tax restructuring expense. As of March 31, 2002, the Company had made all payments related to this restructuring.

     During the fourth quarter of 2001, the Company approved a restructuring plan to terminate an additional 65 employees, consisting of engineering, sales and general and administrative employees. As a result, $1.3 million in severance-related costs was recorded as a pre-tax restructuring expense. As of March 31, 2002, the Company had paid approximately $1.2 million in severance-related payments related to this restructuring. As of March 31, 2002, estimated amounts remaining to be paid total $100,000, which will be paid by October 2002.

6.     Treasury stock

     In January 2002, the Company repurchased 65,926 shares of its own common stock for $3.29 per share. The Company accounted for this transaction under the par-value method.

7.     Stock compensation expense

     In 1999, prior to its initial public offering, the Company granted stock options to purchase 6,007,500 shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value of the options granted. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest. Due to the restructuring events noted above, in 2001, the Company was able to reverse previously expensed stock compensation that had been recorded in previous periods relating to certain options which were cancelled as a result of employee terminations.

     During the three months ended March 31, 2002, the Company cancelled certain employee-held stock options. This cancellation resulted in an acceleration of compensation expense related to the value of these options. During the quarter ended March 31, 2002, the Company recognized $2,208,000 of expense related to these cancellations. In addition, the Company recognized $834,000 of stock compensation expense related to other stock options during the three months ended March 31, 2002.

     In January 2002, the Company purchased 65,926 shares of its own common stock from employees. Of these, 63,676 shares were purchased from employees within six months of having been issued as a result of stock option exercises. Accordingly, the Company recognized stock compensation expense of $132,000 related to these purchases.

     In January 2001, the Company issued 225,000 restricted shares of common stock as the fourth quarter bonus for 2000. These shares vested one year from the date of grant. The Company recorded stock compensation expense in the fourth quarter of 2000 relating to this bonus. In June 2001, an additional 3,000 shares of restricted stock were issued. Due to the restructuring and the departure of certain employees in 2001, the Company cancelled 75,230 of these shares and reversed the related stock compensation expense previously recorded in the fourth quarter of 2000. The Company adjusted stock compensation expense for changes in the fair market value of the stock during each fiscal quarter. During the three months ended March 31, 2002, the Company’s stock compensation expense related to the restricted stock grants was $40,000.

8.     Loss per share

     The Company presents basic and diluted loss per share as one line item. Basic and diluted loss per share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

9.     Comprehensive loss

     Comprehensive loss includes net loss and unrealized gains and losses on investments. For the three months ended March 31, 2002 and 2001, comprehensive loss was $9.1 million and $6.2 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three months ended March 31, 2002 to the corresponding period ended March 31, 2001 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our ability to implement our new business model transitioning from a service-based solution to a product-based solution; our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; and our ability to respond to new technological advances in the Internet and e-business industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable securities laws.

Overview

     Cysive, Inc. is a leading provider of Interaction Server technology that allows enterprise customers to integrate existing application functionality to deliver new applications across Web, wireless, voice and Web services channels. Historically, all of our revenues have resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins, and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software products and engineering services model. Accordingly, during 2001 we developed Cysive Cymbio™, an Interaction Server software product that uses widely supported technologies and open standards to allow enterprises to deliver data and application functionality to new channels such as the Web, wireless, voice and Web services from a single platform. Cysive Cymbio’s architecture reduces a customer’s development time and costs and creates efficiencies by incorporating on a single code base all of the components required for developing applications that operate across multiple channels. We introduced Cysive Cymbio in the fourth quarter of 2001.

     We believe that after spending several years, and expending significant resources implementing numerous new, proprietary, non-integrated, and often incompatible software applications, application integration and access remains a key challenge for enterprises. We also believe enterprises are moving to a multi-channel approach using Web, wireless, voice and Web services to interact with their employees, customers, suppliers, partners and distributors. Technology advances, such as Cysive Cymbio, which incorporates our patent-pending Follow-On™ technology, enable companies to integrate complex interactions between enterprise applications and channels faster and more effectively. In this environment, companies are exploring opportunities on a return-on-investment basis, and are pursuing projects that have the potential to create efficiencies within information technology investments previously made and to reduce costs.

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

     To date, we have derived principally all of our revenues from software engineering services that have been provided primarily on a time and materials basis. Typically, revenues have been recognized and billed monthly by multiplying the number of hours expended by our software engineers in the performance of the contract by the established billing rates. Our customers have typically reimbursed us for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenues.

     With the introduction of Cysive Cymbio, revenues will include software license fees, royalties and maintenance components. We anticipate that revenues from Cysive Cymbio sales and related consulting services will generally be recognized using long-term contract accounting principles due to the significant customization efforts required to build new applications using Cysive Cymbio as an Interaction Server platform, and/or to integrate Cysive Cymbio with legacy applications and data sources. Additionally, we expect that for the near future our migration to a software products and engineering services business model will result in significantly higher sales and marketing expense and research and development expense, expressed as a percentage of sales, than we have experienced in the past. Our gross margins may also be affected depending on the relative mix between product and service revenues.

     During the three months ended March 31, 2002, we executed three contracts for Cysive Cymbio licenses. Two of these sales were for a combination of license fees, maintenance, and related implementation and custom application development services. The third sale was for developer licenses to an OEM, including maintenance and a guaranteed minimum value of royalties to be paid to us. As of March 31, 2002, license fees and maintenance amounts currently billable related to these three contracts were included in accounts receivable and deferred revenues.

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of product sales, projects and royalties, the amount and timing of our customers’ expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended March 31, 2002 and 2001, our five largest customers represented 84.3% and 80.4% of our revenues, respectively.

Results of Operations

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Three months ended
	March 31,
	2002	2001

Revenues	100.0%	100.0%
Direct costs	95.3	106.0

Gross profit (loss)	4.7	(6.0)
Operating expenses:
Sales and marketing	215.8	34.9
General and administrative	205.3	76.6
Research and development	56.4	11.1
Stock compensation	233.9	6.7
Restructuring	–	30.5

Total operating expenses	711.4	159.8
Operating loss	(706.7)	(165.8)
Investment income, net	105.7	43.3

Net loss	(601.0)%	(122.5)%

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Revenues. Revenues decreased $4.1 million, or 75.2%, to $1.4 million for the three months ended March 31, 2002 from $5.5 million for the three months ended March 31, 2001. This decrease in revenues was primarily due to a decrease in demand for our services as a result of a general economic slowdown and a declining demand for custom application development. The number of active customers declined to 10 for the three months ended March 31, 2002 from 16 for the same period in 2001. Additionally, the number of billable software engineers decreased from the prior year and the average billing rate per software engineer decreased 32% from the prior year.

     Direct Costs. Direct costs decreased $4.6 million, or 77.7%, to $1.3 million for the three months ended March 31, 2002 from $5.9 million for the three months ended March 31, 2001. This decrease in direct costs was primarily due to the lower number of software engineers included in the three months ended March 31, 2002 compared to the same period in 2001. As a percentage of revenues, direct costs decreased to 95.3% for the three months ended March 31, 2002 from 106.0% for the same period in 2001. The decrease in direct costs as a percentage of revenues was primarily attributable to an increase in our average utilization rate as compared to the prior year.

     Gross Profit (Loss). Gross profit increased $399,000, or 119.5%, to a gross profit of $65,000 for the three months ended March 31, 2002 from a gross loss of ($334,000) for the three months ended March 31, 2001. The gross margin increased to a gross profit margin of 4.7% for the three months ended March 31, 2002 from a gross loss margin of (6.0%) for the same period in 2001 due primarily to a higher utilization rate for the three months ended March 31, 2002 of 64.7% compared with 29.6% for the same period in 2001.

     Sales and Marketing. Sales and marketing expenses increased $1.0 million, or 53.5%, to $2.9 million for the three months ended March 31, 2002 from $1.9 million for the three months ended March 31, 2001. This increase in sales and marketing expenses was primarily due to an increase in telemarketing and public relations expense. As a percentage of revenues, sales and marketing expenses increased to 215.8% for the three months ended March 31, 2002 from 34.9% for the same period in 2001.

     General and Administrative. General and administrative expenses decreased $1.4 million, or 33.4%, to $2.8 million for the three months ended March 31, 2002 from $4.2 million for the three months ended March 31, 2001. This decrease in general and administrative expenses was primarily due to the decrease in office and equipment expense, meeting costs and support staff costs resulting from our lower employee headcount, partially offset by an increase in depreciation expense. As a percentage of revenues, general and administrative expenses increased to 205.3% for the three months ended March 31, 2002 from 76.6% for the same period in 2001. This increase was primarily due to the decrease in our revenues discussed above.

     Research and Development. Research and development costs increased $162,000, or 26.4%, to $775,000 for the three months ended March 31, 2002 from $613,000 for the three months ended March 31, 2001. These costs relate to the salaries and other costs of our product engineering team which has been developing our product offerings. As a percentage of revenues, research and development costs increased to 56.4% for the three months ended March 31, 2002 from 11.1% for the same period in 2001.

     Stock Compensation. We incurred $3.2 million in stock compensation expense for the three months ended March 31, 2002 as compared to $364,000 for the three months ended March 31, 2001. This increase was primarily the result of recognizing, on an accelerated basis, $2.0 million of expense related to the cancellation of certain officer and employee-held stock options during the three months ended March 31, 2002. Additionally, the prior-year expense reflected the impacts of a decline in price of the Company’s stock during the first quarter of 2001, and the cancellation of certain restricted shares of stock and certain stock options as a result of employee terminations.

     Restructuring. In the first quarter of 2001, we recorded $1.7 million in restructuring related to severance costs resulting from a reduction in technical, recruiting, sales and general and administrative personnel.

     Operating Loss. Operating loss increased $541,000 to an operating loss of $9.7 million for the three months ended March 31, 2002 from an operating loss of $9.2 million for the three months ended March 31, 2001. As a result of the above factors, the operating loss margin increased to 706.7% for the three months ended March 31, 2002 from an operating loss margin of 165.8% for the same period in 2001, principally reflecting the significant decline in revenues between periods.

     Investment Income, Net. Investment income, net, decreased $944,000 to $1.5 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001. This decrease was primarily due to lower interest income earned from cash and investments as a result of a combination of lower invested capital and lower interest rates between periods.

     Net Loss. Net loss increased $1.5 million to a net loss of $8.3 million for the three months ended March 31, 2002 from a net loss of $6.8 million for the three months ended March 31, 2001. As a result of the above factors, the net loss margin increased to a net loss margin of 601.0% for the three months ended March 31, 2002 from a net loss margin of 122.5% for the same period in 2001, principally reflecting the significant decline in revenues between periods.

Liquidity and Capital Resources

     Cash and cash equivalents were $9.4 million at March 31, 2002 and $1.5 million at December 31, 2001. Investments were $135.7 million at March 31, 2002 and $149.8 million at December 31, 2001. Net cash used in operating activities was $5.3 million and $5.2 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures of $16,000 and $589,000 for the three months ended March 31, 2002 and 2001, respectively, were used primarily for computer equipment, office equipment and leasehold improvements.

     In January 2002, the Company repurchased 65,926 shares of its own common stock for $3.29 per share.

     The Company anticipates that its existing sources of liquidity should be adequate to fund its currently anticipated cash needs through at least the next 18 months. To the extent the Company is unable to fund its operations from cash flows, it may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

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

We expect to continue to incur significant losses at least through the end of the first quarter of 2003.

     Since the third quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $46.8 million from the fiscal quarter ended September 30, 2000 through the fiscal quarter ended March 31, 2002. We expect losses to continue through at least the first quarter of 2003. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

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

During the three months ended March 31, 2002, we derived 84.3% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of or a significant reduction in the work performed for any of them could result in reduced revenues and earnings.

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. During the three months ended March 31, 2002, our five largest customers represented 84.3% of our revenues: Jeppesen Sanderson, Inc., 27.3%; Philips Medical Systems, N.A., 19.4%; Manheim Auctions, 18.1%; Manugistics Group, Inc., 11.0%; and Thomas Weisel Partners LLC, 8.5%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

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

     Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause quarterly fluctuations include:

•	our level of product sales;

•	the introduction of new products or services or changes in pricing policies by us or our competitors;

•	the loss of a significant customer or project;

•	financial difficulty encountered by a significant customer;

•	our employee utilization rate, including our ability to transition employees quickly from completed or terminated projects to new projects;

•	our ability to manage costs, including employee costs and support services costs; and

•	costs related to the opening, expansion or closing of our offices.

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

     We believe that our success will depend, in part, on our ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. However, enhancement and development of products and services is a complex process involving several risks. Hiring and retaining highly qualified technical employees is critical to the success of our development efforts, and we face intense competition for these employees. Launches of products and services can be delayed for a variety of reasons, including the typically long development and testing periods. Further, new or improved products and services may also have “bugs” that hinder performance, or third party products we incorporate in, or use to build and support, our products and services, may contain defects that impair performance. These problems can be expensive to fix and can also result in higher technical support costs and lost customers. In addition, new products or features are sometimes built on top of older architectures or infrastructures, which can take longer to get to market, make quality assurance and support more difficult, and lead to complexity in supporting future functionality. Significant delays in new product enhancements or significant problems in creating new products may give competitors opportunities to improve their competitive position at our expense and result in declines in our revenues and earnings.

     Currently, our business depends on integrating our products and services into our customers’ businesses, and, as a result, our business will suffer if use of such software declines or if the market for such software does not develop sufficiently.

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

Because our business of software products and services involves creating and using intellectual property, misappropriation of and disputes regarding intellectual property could harm our reputation, adversely affect our competitive position and cost us money.

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

     If we are unable to provide adequate customer service, we could lose customers and/or receive negative publicity, which could have a significant negative impact on the financial and market success of our products and services. In addition, despite our efforts to maintain continuous and reliable customer service, we may occasionally experience unplanned outages or technical difficulties. Lengthy and/or frequent service disruptions, particularly for services that customers consider time-sensitive, can result in negative publicity, damage to our reputation and loss of customers. This could adversely affect customer relationships and our financial performance.

We are focusing on the sale and marketing of our software product, which may affect our ability to generate services revenues.

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

     The software product and services market is intensely competitive and face rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to develop new products and to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. We have filed a patent application for our Follow-On universal session management technology, which is part of Cysive Cymbio. We cannot be certain that the patent will be granted, that the patent application will not be successfully challenged or that we will realize any competitive advantage from the patent if it is granted. Therefore, we expect to continue to face additional competition from new entrants into our industry.

The impact of our restructuring efforts may adversely affect our operating results.

     In response to the decline in demand for our services and the resulting decline in our net revenues in the past several quarters, we implemented four reductions of our headcount by a total of 224 persons between December 31, 2000 and December 31, 2001. We also closed our Boston office. As a result of the closing of our office in Boston, we continue to pay for office space that we are not currently using. This lease obligation extends until August 2005 and is secured by a letter of credit in the amount of $103,656. Our ability to sublease, assign or otherwise divest this surplus office space could be adversely affected by depressed real estate market conditions in Boston. In addition, our history of headcount reductions could adversely affect our ability to attract and retain quality employees.

Because we rely on highly trained and experienced personnel to design and build complex products and systems for our customers, our inability to attract and retain qualified employees would impair our ability to provide our products and services to existing and new customers.

     Our future success depends in large part on our ability to attract and retain highly trained and experienced software developers and engineers as well as recruiters, other technical personnel and sales and marketing professionals of various levels with experience in software product and related solutions. If we fail to attract and retain these personnel, we may be unable to enhance our existing products, develop new products, complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software developers and engineers is critical to our business and growth strategy, maintaining our current level of software developers and engineer experience, averaging more than nine years, may also be particularly difficult. Skilled software developers and engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high.

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

PART II.

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     Between January 1, 2002 and March 31, 2002, we issued a total of 140,474 shares of our common stock upon option exercises and we also issued 27,526 shares of our common stock pursuant to purchases under our Employee Stock Purchase Plan.

     During the three months ended March 31, 2002, the Company repurchased 65,926 shares of its own common stock for $3.29 per share. The Company accounted for this transaction under the par-value method.

Item 6. Exhibits and Reports on Form 8-K

     a.     Exhibits:

             None.

     b.     Reports on Form 8-K:

February 15, 2002	Announcement of fourth quarter 2001 and fiscal year 2001 financial results

February 22, 2002	Clarification that the financial information contained in the Company’s current report on Form 8-K filed with the Commission on February 15, 2002 was not accompanied by an audit report and is therefore considered unaudited

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC.

Date: May 13, 2002	/s/ John R. Lund
	By:	John R. Lund Chief Financial Officer, Treasurer and Secretary
(Chief Financial and Accounting Officer)