Form 10-Q
period 2002-06-30
CYSIVE INC
filed 2002-08-12
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes     X     No

As of August 7, 2002, 28,440,396 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2002 and December 31, 2001	2
	Statements of Operations for the three months and six
	months ended June 30, 2002 and 2001	3
	Statements of Cash Flows for the six months ended
	June 30, 2002 and 2001	4
	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

	PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits and Reports on Form 8-K	23

PART I.
FINANCIAL INFORMATION

ITEM 1.       Financial Statements

CYSIVE, INC.

Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,341	$1,484
Investments	73,480	117,459
Accounts receivable, less allowance of $105 and $125 at June 30, 2002 and December 31, 2001, respectively	1,297	555
Prepaid expenses and other current assets	1,919	2,381
Income tax receivable	48	126

Total current assets	80,085	122,005

Furniture, fixtures and equipment, net	4,614	5,791
Investments	65,294	32,343
Other assets	979	995

Total assets	$150,972	$161,134

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104	$303
Accrued liabilities	2,711	2,671
Deferred revenues	761	62
Accrued restructuring	439	1,035

Total current liabilities	4,015	4,071

Accrued restructuring, less current portion	674	829

Total liabilities	4,689	4,900

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 30,287,684 shares issued and 29,502,352 shares outstanding at June 30, 2002 and 29,936,316 shares issued and 29,291,910 shares outstanding at December 31, 2001	303	299
Treasury stock, 785,332 and 644,406 shares repurchased at June 30, 2002 and December 31, 2001, respectively	(8)	(6)
Additional paid-in capital	205,206	205,195
Deferred stock compensation	(1,013)	(5,002)
Unrealized gain on investments	963	1,090
Accumulated deficit	(59,168)	(45,342)

Total stockholders’ equity	146,283	156,234

Total liabilities and stockholders’ equity	$150,972	$161,134

See accompanying notes

CYSIVE, INC.

Statements of Operations

(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues:
Services	$1,186	$5,145	$2,559	$10,675
Software license	96	—	97	—

Total revenues	1,282	5,145	2,656	10,675
Direct costs:
Services	1,046	3,353	2,325	9,217
Software license	38	—	68	—

Total direct costs	1,084	3,353	2,393	9,217

Gross profit	198	1,792	263	1,458
Operating expenses:
Sales and marketing	2,562	2,016	5,527	3,947
General and administrative	2,704	3,171	5,526	7,410
Research and development	883	1,053	1,658	1,666
Stock compensation	776	747	3,990	1,111
Restructuring	—	—	—	1,689

Total operating expenses	6,925	6,987	16,701	15,823

Operating loss	(6,727)	(5,195)	(16,438)	(14,365)
Investment income, net	1,197	2,130	2,650	4,527

Net loss	$(5,530)	$(3,065)	$(13,788)	$(9,838)

Basic and diluted net loss per share	$(0.19)	$(0.10)	$(0.47)	$(0.33)
Weighted average shares outstanding
and common stock equivalents	29,507,065	29,624,116	29,435,650	29,498,359

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows

(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(13,788)	$(9,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	891	820
Amortization	196	143
Stock compensation	3,990	1,111
Restructuring charges, net	—	1,689
Restructuring spending	(751)	(2,932)
Loss on sale of furniture, fixtures and equipment	12	1
Benefit for doubtful accounts	(20)	(556)
Changes in assets and liabilities:
Accounts receivable	(722)	3,715
Prepaid expenses and other current assets	462	(243)
Income tax receivable	78	—
Other assets	16	(65)
Accounts payable	(199)	(777)
Accrued liabilities	40	(2,343)
Deferred revenues	699	(103)

Net cash used in operating activities	(9,096)	(9,378)
Cash flows from investing activities:
Purchase of investments	(325,704)	(308,396)
Sale of investments	336,605	304,707
Capital expenditures	(25)	(951)
Rebates on prior period capital expenditures	103	—

Net cash provided by (used in) investing activities	10,979	(4,640)
Cash flows from financing activities:
Proceeds from sale of common stock	142	340
Exercise of common stock options	222	358
Purchase of treasury stock	(390)	—

Net cash (used in) provided by financing activities	(26)	698
Increase (decrease) in cash and cash equivalents	1,857	(13,320)
Cash and cash equivalents at beginning of period	1,484	20,674

Cash and cash equivalents at end of period	$3,341	$7,354

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

1. Basis of presentation

     The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2001, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 20, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the full year.

     Certain amounts in the financial statements have been reclassified to conform to the current quarter presentation.

2. Revenue recognition

     The Company licenses software and provides services including software development, integration, consulting, training, and maintenance, which consists of product support services and product updates. When the Company enters into a software license agreement that requires the Company to provide significant development, integration or customization of software, the software license and related services revenues are recognized using the percentage-of-completion method under contract accounting principles in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Software license revenue for software license agreements not requiring significant development, integration or customization of software is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which is typically one year. Services revenue from other development, consulting or training agreements is recognized as the services are performed.

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

5. Deferred revenues

     Deferred revenues are comprised of deferrals for license fees, maintenance and services billed to customers in advance of the related revenue recognition.

6. Accrued restructuring

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring charge in 2000 in order to better align its overall cost structure and organization with planned revenue levels. The restructuring charge primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of a satellite office, resulting in the write-down of assets; and 3) the accrual for professional fees related to the office closing or potential claims from severed employees. During the three and six months ended June 30, 2002, the Company paid approximately $85,000 and $179,000, respectively, related to rent expense. As of June 30, 2002, estimated amounts remaining to be paid total $1.0 million, all are for rents payable through August 2005.

     On March 30, 2001, in anticipation of a continued declining revenue base, the Company announced an additional restructuring plan that included the termination of 95 employees consisting of engineering, recruiting, sales and general and administrative employees. As a result, approximately $1.7 million in severance-related costs was recorded as a pre-tax restructuring expense in the first quarter of 2001. In the third quarter of 2001, the Company increased this reserve by $122,000 due to actual payments of the severances exceeding the Company’s original estimate. As of June 30, 2002, the Company had made all payments related to this restructuring.

     During the third quarter of 2001, the Company approved a restructuring plan to include the termination of an additional 19 software engineers and three administrative employees. As a result, $225,000 in severance-related costs was recorded as a pre-tax restructuring expense. As of June 30, 2002, the Company had made all payments related to this restructuring.

     During the fourth quarter of 2001, the Company approved a restructuring plan to terminate an additional 65 employees, consisting of engineering, sales and general and administrative employees. As a result, $1.3 million in severance-related costs was recorded as a pre-tax restructuring expense. As of June 30, 2002, the Company had paid approximately $1.2 million in severance-related payments related to this restructuring. As of June 30, 2002, estimated amounts remaining to be paid total $78,000, which will be paid by October 2002.

7. Common stock

     Based on the closing price of $2.45 per share for the Company’s common stock on Friday, June 28, 2002, and using the treasury stock method for determining the amount of common stock equivalents, the number of common stock equivalent shares related to stock options outstanding as of June 30, 2002 was 4,477,427.

8. Treasury stock

     In June 2002, the Company repurchased 75,000 shares of its own common stock at prices ranging from $2.30 to $2.35 per share. In January 2002, the Company repurchased 65,926 shares of its own common stock for $3.29 per share. The Company accounted for these transactions under the par-value method.

9. Stock compensation expense

     In 1999, prior to its initial public offering, the Company granted stock options to purchase 6,007,500 shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value of the options granted. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest. Due to the restructuring events noted above, in 2001, the Company was able to reverse previously expensed stock compensation that had been recorded in previous periods relating to certain options that were cancelled as a result of employee terminations.

     During the first quarter of 2002, the Company cancelled certain employee-held stock options. This cancellation resulted in an acceleration of compensation expense related to the value of these options and the Company recognized $2,208,000 of expense related to these cancellations. During the six months ended June 30, 2002, the Company recognized $1,610,000 of stock compensation expense related to outstanding stock options that were issued with grant prices below fair market value.

     In January 2002, the Company purchased 65,926 shares of its own common stock from employees. Of these, 63,676 shares were purchased from employees within six months of issuance as a result of stock option exercises. Accordingly, the Company recognized stock compensation expense of $132,000 related to these purchases.

     In January 2001, the Company issued 225,000 restricted shares of common stock as the fourth quarter bonus for 2000. These shares vested one year from the date of grant. The Company recorded stock compensation expense in the fourth quarter of 2000 relating to this bonus. In June 2001, an additional 3,000 shares of restricted stock were issued. Due to the restructuring and the departure of certain employees in 2001, the Company cancelled 75,230 of these shares and reversed the related stock compensation expense previously recorded in the fourth quarter of 2000. The Company adjusted stock compensation expense for changes in the fair market value of the stock during each fiscal quarter. During the three months ended March 31, 2002, the Company’s stock compensation expense related to the restricted stock grants was $40,000. As the restrictions on these stock grants lapsed in January 2001, there will be no further recognition of expense related to these shares.

10. Loss per share

       The Company presents basic and diluted loss per share as one line item. Basic and diluted loss per share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

11. Comprehensive loss

       Comprehensive loss includes net loss and unrealized gains and losses on investments. For the three and six months ended June 30, 2002, comprehensive loss was $4.8 million and $13.9 million, respectively. For the three and six months ended June 30, 2001, comprehensive loss was $3.2 million and $9.4 million, respectively.

12. Subsequent events

       On August 8, 2002, the Company took specific actions to focus its resources on product sales and development and to reduce its overall cost structure. Cysive announced that it expects to eliminate approximately 48 positions by October 1, 2002, and that it intends to reevaluate and restructure the lease obligations for several of its offices. As a result, the Company expects to record a pretax restructuring charge of up to $6 million for severance, rent expense and other associated costs in the third quarter of 2002.

       In July 2002, the Company repurchased approximately 1.1 million shares of its own common stock on the open market for approximately $2.5 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three and six months ended June 30, 2002 to the corresponding period ended June 30, 2001 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our ability to implement our new business model transitioning from a service-based solution to a product-based solution; our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional Internet services; increased competition in the Internet and electronic business industry; and our ability to respond to new technological advances in the Internet and software products industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable securities laws.

Overview

     Cysive, Inc. is a provider of Interaction Server technology that allows enterprise customers to communicate and interact with customers, partners and employees over multiple communications channels. Historically, all of our revenues have resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins, and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software products and engineering services model. Accordingly, during 2001 we developed the Cysive Cymbio Interaction Server™, an integrated, multi-channel Web Services software platform. Cysive Cymbio™ is an integrated environment for interactions between enterprise systems and multiple channels such as Web browsers, rich client applications, mobile phones, PDAs, and voice. Such interactions can be simple requests for information, or complex, multi-step business processes that touch many back office systems and have transactional implications. Cysive Cymbio supports enterprise integration through optimized Web Services interfaces; manages access to enterprise interactions from multiple connected and disconnected devices; and hosts adaptive interaction scenarios, business rules, and events. We introduced Cysive Cymbio in the fourth quarter of 2001.

     We believe that after spending several years, and expending significant resources implementing numerous non-integrated and often incompatible software applications, application integration, access, and business process management remain key challenges for enterprises. We also believe enterprises are moving to a multi-channel approach using Web, wireless, voice and Web services to interact with their employees, customers, suppliers, partners and distributors. Technology advances, such as Cysive Cymbio, which incorporates our patent-pending Follow-On™ technology for asynchronous management of business context, enable companies to integrate complex interactions between enterprise applications and channels faster and more effectively

     Since commencing operations in 1994, we have used advanced Internet technologies to build our customers’ software systems. Given our technology expertise, we targeted corporate customers who require highly complex systems to meet their growth strategies. For example, our software engineers, in collaboration with Cisco Systems, Inc. (Cisco), built Cisco’s Internetworking Products Center, or IPC, one of the world’s largest Internet commerce sites. In addition to Cisco, we have built advanced business systems for customers including Chrysler Corporation, Equifax Secure, Inc., First Union Corporation, Philips Medical Systems, N.A., Schneider Logistics, Inc., Tribune Interactive, Inc., and UUNet Technologies, Inc. We designed software systems that handled high volumes of customer transactions, operated reliably 24 hours per day, seven days per week and expanded to meet the growth requirements of large-scale businesses that were broadening the methods they used to communicate and process information with internal and external users.

     Prior to 1997, we built large scale, distributed systems using approaches and technologies that are the foundations for current Internet applications. In late 1996 and early 1997, our technology group evaluated and developed software prototypes using key Internet technologies such as Java, XML and CORBA. After successfully deploying our first e-business system in mid-1997, we began to target customers who were making significant investments in their e-business applications. As a result, there was a fundamental shift in our business strategy away from general-purpose distributed systems to customized e-business applications. As part of this strategy, in the fourth quarter of 1997 and the first half of 1998, we spent considerable resources to accomplish two specific goals. Our first goal was to train all of our software engineers with advanced Internet technologies that had been researched and prototyped by our technology group. Our second goal was to deploy a direct sales force capable of selling e-business applications. These initiatives significantly impacted our results of operations for these three quarters. Specifically, the generation of a sales pipeline of e-business applications and the deployment of our sales force affected our revenues and sales and marketing expenses. In addition, the completion of two of our largest distributed systems combined with the extensive training of our software engineers caused our utilization rates and gross margins to decline during these quarters. These investments positioned us to become a leading e-business engineering firm during the period from the third quarter of 1998 to the second quarter of 2000.

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

     With the introduction of Cysive Cymbio, we expect that revenues will also include software license fees, royalties and maintenance components. We anticipate that revenues from Cysive Cymbio sales and related consulting services will generally be recognized using contract accounting principles due to the significant customization efforts required to build new applications using Cysive Cymbio as an Interaction Server platform, and/or to integrate Cysive Cymbio with legacy applications and data sources. Additionally, we expect that for the near future our migration to a software products and engineering services business model will result in significantly higher sales and marketing expense and research and development expense, expressed as a percentage of sales, than we have experienced in the past. Our gross margins may also be affected depending on the relative mix between software license and services revenues.

     During the three months ended June 30, 2002, we executed one contract for Cysive Cymbio. This contract was for a combination of license fees and maintenance and support. As of June 30, 2002, a portion of the license fees and maintenance and support amounts related to this contract was included in deferred revenues.

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of product sales, projects and royalties, the amount and timing of our customers’ expenditures, employee utilization rates, hourly billing rates and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended June 30, 2002 and 2001, our five largest customers represented 96.5% and 84.2% of our revenues, respectively. For the six-month periods ended June 30, 2002 and 2001, our five largest customers represented 85.6% and 75.3% of our revenues, respectively.

Results of Operations

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues
Services	92.5%	100.0%	96.3%	100.0%
Software license	7.5	—	3.7	—

Total revenues	100.0	100.0	100.0	100.0

Direct costs
Services	81.6	65.2	87.5	86.3
Software license	3.0	—	2.6	—

Total direct costs	84.6	65.2	90.1	86.3

Gross profit	15.4	34.8	9.9	13.7
Operating expenses:
Sales and marketing	199.9	39.2	208.1	37.0
General and administrative	210.9	61.6	208.1	69.4
Research and development	68.9	20.5	62.4	15.6
Stock compensation	60.5	14.5	150.2	10.4
Restructuring	—	—	—	15.8

Total operating expenses	540.2	135.8	628.8	148.2

Operating loss	(524.8)	(101.0)	(618.9)	(134.5)

Investment income, net	93.4	41.4	99.8	42.4

Net loss	(431.4)%	(59.6)%	(519.1)%	(92.1)%

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

     Revenues. Total revenues decreased $3.8 million, or 75.1%, to $1.3 million for the three months ended June 30, 2002 from $5.1 million for the three months ended June 30, 2001. Services revenues decreased $3.9 million, or 76.9%, to $1.2 million for the three months ended June 30, 2002 from $5.1 million for the three months ended June 30, 2001. This decrease in services revenues was due to reduced demand for custom application development and also reflects our emphasis on software license sales in our marketing and sales efforts. The number of active customers declined to eight for the three months ended June 30, 2002 from 16 for the same period in 2001. Services revenues represented 92.5% and 100% of total revenues for the three months ended June 30, 2002 and 2001, respectively. Software license revenues were $96,000 for the three months ended June 30, 2002 and represented 7.5% of total revenues for the three months ended June 30, 2002. There were no revenues generated from software licenses for the three months ended June 30, 2001.

     Direct Costs. Direct costs decreased $2.2 million, or 67.7%, to $1.1 million for the three months ended June 30, 2002 from $3.3 million for the three months ended June 30, 2001. Direct costs from services decreased $2.3 million, or 68.8%, to $1.0 million for the three months ended June 30, 2002 from

$3.3 million for the three months ended June 30, 2001. This decrease in direct costs from services was primarily due to a lower number of software engineers employed in the three months ended June 30, 2002 compared to the same period in 2001. As a percentage of services revenues, direct costs from services increased to 88.2% for the three months ended June 30, 2002 from 65.2% for the same period in 2001. Direct costs from software licenses were $38,000 for the three months ended June 30, 2002 and represented third party technology license fees and product packaging. As a percentage of software license revenues, direct costs from software licenses were 39.6% for the three months ended June 30, 2002. There were no direct costs from software licenses for the three months ended June 30, 2001.

     Gross Profit. Gross profit decreased $1.6 million, or 89.0%, to a gross profit of $198,000 for the three months ended June 30, 2002 from a gross profit of $1.8 million for the three months ended June 30, 2001. The gross margin decreased to a gross margin of 15.4% for the three months ended June 30, 2002 from a gross margin of 34.8% for the same period in 2001 due primarily to lower revenues for the three months ended June 30, 2002 as compared to the same period in 2001.

     Sales and Marketing. Sales and marketing expenses increased $546,000, or 27.1%, to $2.6 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. This increase in sales and marketing expenses was primarily due to an increase in telemarketing and public relations expense related to promoting the Company’s product. As a percentage of revenues, sales and marketing expenses increased to 199.9% for the three months ended June 30, 2002 from 39.2% for the same period in 2001.

     General and Administrative. General and administrative expenses decreased $467,000, or 14.7%, to $2.7 million for the three months ended June 30, 2002 from $3.2 million for the three months ended June 30, 2001. This decrease in general and administrative expenses was primarily due to the decrease in office and equipment expense, meeting costs and support staff costs resulting from our lower employee headcount. As a percentage of revenues, general and administrative expenses increased to 210.9% for the three months ended June 30, 2002 from 61.6% for the same period in 2001. This increase was primarily due to the decrease in our revenues discussed above.

     Research and Development. Research and development costs decreased $170,000, or 16.1%, to $883,000 for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. These costs relate to the salaries and other costs of our product engineering team which has been developing our product. This decrease in research and development costs was primarily due to the lower number of product engineers included in the three months ended June 30, 2002 compared to the same period in 2001. As a percentage of revenues, research and development costs increased to 68.9% for the three months ended June 30, 2002 from 20.5% for the same period in 2001.

     Stock Compensation. We incurred $776,000 in stock compensation expense for the three months ended June 30, 2002, which was comparable to $747,000 for the three months ended June 30, 2001.

     Operating Loss. Operating loss increased $1.5 million, or 29.5%, to an operating loss of $6.7 million for the three months ended June 30, 2002 from an operating loss of $5.2 million for the three months ended June 30, 2001. As a result of the above factors, the operating loss margin increased to 524.8% for the three months ended June 30, 2002 from an operating loss margin of 101.0% for the same period in 2001, principally reflecting the significant decline in revenues between periods.

     Investment Income, Net. Investment income, net, decreased $933,000 to $1.2 million for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001. This decrease was primarily due to lower interest income earned from cash and investments as a result of a combination of lower invested capital and lower interest rates between periods.

     Net Loss. Net loss increased $2.4 million to a net loss of $5.5 million for the three months ended June 30, 2002 from a net loss of $3.1 million for the three months ended June 30, 2001. As a result of the above factors, the net loss margin increased to a net loss margin of 431.4% for the three months ended June 30, 2002 from a net loss margin of 59.6% for the same period in 2001, principally reflecting the significant decline in revenues between periods.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Revenues. Total revenues decreased $8.0 million, or 75.1%, to $2.7 million for the six months ended June 30, 2002 from $10.7 million for the six months ended June 30, 2001. Services revenues decreased $8.1 million, or 76.0%, to $2.6 million for the six months ended June 30, 2002 from $10.7 million for the six months ended June 30, 2001. This decrease in services revenues was due to reduced demand for custom application development and also reflects our emphasis on software license sales in our marketing and sales efforts. The number of active customers declined to 13 for the six months ended June 30, 2002 from 20 for the same period in 2001. Services revenues represented 96.3% and 100% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Software license revenues were $97,000 for the six months ended June 30, 2002 and represented 3.7% of total revenues for the six months ended June 30, 2002. There were no revenues generated from software licenses for the six months ended June 30, 2001.

     Direct Costs. Direct costs decreased $6.8 million, or 74.0%, to $2.4 million for the six months ended June 30, 2002 from $9.2 million for the six months ended June 30, 2001. Direct costs from services decreased $6.9 million, or 74.8%, to $2.3 million for the six months ended June 30, 2002 from $9.2 million for the six months ended June 30, 2001. This decrease in direct costs from services was primarily due to a lower number of software engineers employed in the six months ended June 30, 2002 compared to the same period in 2001. As a percentage of services revenues, direct costs from services increased to 90.9% for the six months ended June 30, 2002 from 86.3% for the same period in 2001. Direct costs from software licenses were $68,000 for the six months ended June 30, 2002 and represented third party technology license fees and product packaging. As a percentage of software license revenues, direct costs from software licenses were 70.1% for the six months ended June 30, 2002. There were no direct costs from software licenses for the six months ended June 30, 2001.

     Gross Profit. Gross profit decreased $1.2 million, or 82.0%, to a gross profit of $263,000 for the six months ended June 30, 2002 from a gross profit of $1.5 million for the six months ended June 30, 2001. The gross margin decreased to a gross margin of 9.9% for the six months ended June 30, 2002 from a gross margin of 13.7% for the same period in 2001 due primarily to lower revenues for the six months ended June 30, 2002 as compared to the same period in 2001.

     Sales and Marketing. Sales and marketing expenses increased $1.6 million, or 40.0%, to $5.5 million for the six months ended June 30, 2002 from $3.9 million for the six months ended June 30, 2001. This increase in sales and marketing expenses was primarily due to an increase in telemarketing and public relations expense related to promoting the Company’s product. As a percentage of revenues, sales and marketing expenses increased to 208.1% for the six months ended June 30, 2002 from 37.0% for the same period in 2001.

     General and Administrative. General and administrative expenses decreased $1.9 million, or 25.4%, to $5.5 million for the six months ended June 30, 2002 from $7.4 million for the six months ended June 30, 2001. This decrease in general and administrative expenses was primarily due to the decrease in office and equipment expense, meeting costs and support staff costs resulting from our lower employee headcount. Additionally, there were decreases in telephone and facilities costs. As a percentage of revenues, general and administrative expenses increased to 208.1% for the six months ended June 30,

2002 from 69.4% for the same period in 2001. This increase was primarily due to the decrease in our revenues discussed above.

     Research and Development. Research and development costs increased $8,000, or 0.5%, to $1.7 million for the six months ended June 30, 2002 from $1.7 million for the six months ended June 31, 2001. These costs relate to the salaries and other costs of our product engineering team which has been developing our product. As a percentage of revenues, research and development costs increased to 62.4% for the six months ended June 30, 2002 from 15.6% for the same period in 2001.

     Stock Compensation. We incurred $4.0 million in stock compensation expense for the six months ended June 30, 2002 as compared to $1.1 million for the six months ended June 30, 2001. This increase was primarily the result of recognizing, on an accelerated basis, $2.0 million of expense related to the cancellation of certain officer and employee-held stock options during the first quarter of 2002. Additionally, the prior-year expense reflected the impacts of a decline in price of the Company’s stock during the first half of 2001, and the cancellation of certain restricted shares of stock and certain stock options as a result of employee terminations.

     Restructuring. In the six months ended June 30, 2001, we recorded $1.7 million in restructuring related to severance costs resulting from a reduction in technical, recruiting, sales and general and administrative personnel.

     Operating Loss. Operating loss increased $2.0 million, or 14.4%, to an operating loss of $16.4 million for the six months ended June 30, 2002 from an operating loss of $14.4 million for the six months ended June 30, 2001. As a result of the above factors, the operating loss margin increased to 618.9% for the six months ended June 30, 2002 from an operating loss margin of 134.5% for the same period in 2001, principally reflecting the significant decline in revenues between periods.

     Investment Income, Net. Investment income, net, decreased $1.9 million to $2.6 million for the six months ended June 30, 2002 from $4.5 million for the six months ended June 30, 2001. This decrease was primarily due to lower interest income earned from cash and investments as a result of a combination of lower invested capital and lower interest rates between periods.

     Net Loss. Net loss increased $4.0 million to a net loss of $13.8 million for the six months ended June 30, 2002 from a net loss of $9.8 million for the six months ended June 30, 2001. As a result of the above factors, the net loss margin increased to a net loss margin of 519.1% for the six months ended June 30, 2002 from a net loss margin of 92.1% for the same period in 2001, principally reflecting the significant decline in revenues between periods.

Liquidity and Capital Resources

     Cash and cash equivalents were $3.3 million at June 30, 2002 and $1.5 million at December 31, 2001. Investments were $138.8 million at June 30, 2002 and $149.8 million at December 31, 2001. Net cash used in operating activities was $9.1 million and $9.4 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures of $25,000 and $951,000 for the six months ended June 30, 2002 and 2001, respectively, were used primarily for computer equipment, office equipment and leasehold improvements.

     In June 2002, the Company repurchased 75,000 shares of its own common stock at prices ranging from $2.30 to $2.35 per share. In January 2002, the Company repurchased 65,926 shares of its own common stock for $3.29 per share. The Company accounted for these transactions under the par-value method.

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

We expect to continue to incur significant losses at least through the end of the second quarter of 2003.

     Since the third quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $52.3 million from the fiscal quarter ended September 30, 2000 through the fiscal quarter ended June 30, 2002. We expect losses to continue through at least the second quarter of 2003. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

We are implementing a new business model that is evolving and unproven as we migrate from offering a software engineering services model to a software products and engineering services model.

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

During the six months ended June 30, 2002, we derived 85.6% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of or a significant reduction in the work performed for any of them could result in reduced revenues and earnings.

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. During the six months ended June 30, 2002, our five largest customers represented 85.6% of our revenues: Manheim Auctions, 33.1%; Jeppesen Sanderson, Inc., 16.9%; Charles Machine Works, Inc., 16.8%; Philips Medical Systems, N.A., 13.1%; and

Manugistics Group, Inc., 5.7%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability.

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

     If the market for Interaction Server software does not continue to grow or grows slower than expected, the need for our product and services could decline, resulting in fewer projects and reduced revenues. Consumers and businesses may reject our software or services for a number of reasons, including:

•	costs associated with licensing and implementing multi-channel enterprise technology;

•	actual or perceived lack of security of information;

•	lack of access and ease of use;

•	congestion of Internet traffic or other usage delays;

•	inconsistent quality of service;

•	increases in access costs to the Internet;

•	evolving government regulation;

•	uncertainty regarding intellectual property ownership;

•	costs associated with the obsolescence of the multi-channel and existing infrastructure; and

•	our economic viability and the economic viability of our competitors.

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

     The continuing downturn in general economic conditions and specific declines in the technology sector has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, in geographic areas that are significant to us, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

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

PART II.

OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

     During the three months ended June 30, 2002, we issued a total of 145,626 shares of our common stock upon option exercises and we also issued 38,562 shares of our common stock pursuant to purchases under our Employee Stock Purchase Plan. Proceeds from the exercise of stock options were nominal and were added to the Company’s general funds.

     In addition, during the three months ended June 30, 2002, we repurchased 75,000 shares of our common stock at prices ranging from $2.30 to $2.35 per share. We accounted for this transaction under the par-value method.

Item 4.       Submission of Matters to a Vote of Security Holders

     On May 15, 2002, we held our annual meeting of stockholders. The following proposals were adopted by the votes specified below:

     (i)  The election of Jon S. Korin as a Class III Director to serve for a three year term that expires at the annual meeting of stockholders in 2005. Mr. Korin received a total of 26,779,887 shares of Common Stock voting in favor, with 1,127,790 shares of Common Stock withheld from the vote. In addition to the director listed above who was elected at the meeting, the terms of the following directors continued after the meeting: Nelson A. Carbonell, Jr., Daniel F. Gillis, Kenneth H. Holec and John R. Lund.

     (ii)  The ratification of the appointment of Ernst & Young LLP as our independent auditors. A total of 27,214,565 shares of Common Stock were voted in favor of this proposal, 689,580 shares of Common Stock were voted against this proposal and 3,532 shares of Common Stock abstained from voting.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits:

10.28 Employment Agreement between Cysive, Inc. and Woodrow Angle.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

May 3, 2002 Announcement of first quarter 2002 financial results

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC.

Date: August 12, 2002	/s/ John R. Lund

By: John R. Lund
Chief Financial Officer, Treasurer and
Secretary
(Chief Financial and Accounting Officer)