Form 10-Q
period 2002-09-30
CYSIVE INC
filed 2002-11-06
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

Commission File No.
000-27607

CYSIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1698017

(State of Incorporation)	(I.R.S. Employer
Identification Number)

10780 Parkridge Blvd
Suite 400
Reston, Virginia 20191
(Address of principal executive offices) (Zip Code)

(703) 259-2300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

As of November 1, 2002, 28,375,108 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1.      Financial Statements

CYSIVE, INC.

Balance Sheets (In thousands, except share data)

	September 30,	December 31,
	2002	2001

Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$5,994	$1,484
Investments	77,059	117,459
Accounts receivable, less allowance of $105 and $125 at September 30, 2002 and December 31, 2001, respectively	446	555
Prepaid expenses and other current assets	1,729	2,381
Income tax receivable	37	126

Total current assets	85,265	122,005

Furniture, fixtures and equipment, net	3,178	5,791
Investments	52,665	32,343
Other assets	935	995

Total assets	$142,043	$161,134

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60	$303
Accrued liabilities	1,975	2,671
Deferred revenues	410	62
Accrued restructuring	1,180	1,035

Total current liabilities	3,625	4,071

Accrued restructuring, less current portion	4,064	829

Total liabilities	7,689	4,900

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 500,000,000 shares authorized; 30,984,358 shares issued and 28,615,426 shares outstanding at September 30, 2002 and 29,936,316 shares issued and 29,291,910 shares outstanding at December 31, 2001	310	299
Treasury stock, 2,368,932 and 644,406 shares repurchased at September 30, 2002 and December 31, 2001, respectively	(24)	(6)
Additional paid-in capital	202,182	205,195
Deferred stock compensation	(725)	(5,002)
Unrealized gain on investments	1,276	1,090
Accumulated deficit	(68,665)	(45,342)

Total stockholders’ equity	134,354	156,234

Total liabilities and stockholders’ equity	$142,043	$161,134

See accompanying notes

CYSIVE, INC.

Statements of Operations (In thousands, except share and per share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Services	$1,044	$2,571	$3,603	$13,246
Software license	70	—	167	—

Total revenues	1,114	2,571	3,770	13,246

Direct costs:
Services	824	3,115	3,149	12,332
Software license	38	—	106	—

Total direct costs	862	3,115	3,255	12,332

Gross profit	252	(544)	515	914

Operating expenses:
Sales and marketing	1,660	2,318	7,187	6,265
General and administrative	2,388	2,786	7,914	10,196
Research and development	1,009	1,210	2,667	2,876
Stock compensation	211	1,120	4,201	2,231
Restructuring	5,945	(850)	5,945	839

Total operating expenses	11,213	6,584	27,914	22,407

Operating loss	(10,961)	(7,128)	(27,399)	(21,493)

Investment income, net	1,464	1,902	4,114	6,429

Loss before income taxes	(9,497)	(5,226)	(23,285)	(15,064)

Income tax expense	—	55	—	55

Net loss	$(9,497)	$(5,281)	$(23,285)	$(15,119)

Basic and diluted net loss per share	$(0.33)	$(0.18)	$(0.80)	$(0.51)

Weighted average shares outstanding and common stock equivalents	28,765,130	29,705,617	29,209,687	29,570,792

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows (In thousands) (Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(23,285)	$(15,119)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,299	1,264
Amortization	294	232
Stock compensation	4,201	2,231
Restructuring charges, net	5,945	839
Restructuring spending	(1,877)	(3,384)
Loss on sale of furniture, fixtures and equipment	80	1
Benefit for doubtful accounts	(20)	(1,300)
Changes in assets and liabilities:
Accounts receivable	129	6,495
Prepaid expenses and other current assets	746	(237)
Income tax receivable	89	55
Other assets	60	(3)
Accounts payable	(243)	(777)
Accrued liabilities	(553)	(2,371)
Deferred revenues	348	—

Net cash used in operating activities	(12,787)	(12,074)

Cash flows from investing activities:
Purchase of investments	(434,096)	(455,483)
Sale of investments	454,360	450,804
Capital expenditures	(88)	(1,451)
Rebates on prior period capital expenditures	103	—

Net cash provided by (used in) investing activities	20,279	(6,130)

Cash flows from financing activities:
Proceeds from sale of common stock	210	440
Exercise of common stock options	718	394
Purchase of treasury stock	(3,910)	(1,051)

Net cash used in financing activities	(2,982)	(217)

Increase (decrease) in cash and cash equivalents	4,510	(18,421)
Cash and cash equivalents at beginning of period	1,484	20,674

Cash and cash equivalents at end of period	$5,994	$2,253

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

1.	Basis of presentation

     The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2001, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 20, 2002. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the full year.

     Certain amounts in the prior period financial statements have been reclassified to conform to the current quarter presentation.

2.	Revenue recognition

     The Company licenses software and provides services including software development, integration, consulting, training, and maintenance, which consists of product support services and product updates. When the Company enters into a software license agreement that requires the Company to provide significant development, integration or customization of software, the software license and related services revenues are recognized using the percentage-of-completion method under contract accounting principles in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Software license revenue for software license agreements not requiring significant development, integration or customization of software is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which is typically one year. Services revenue from other development, consulting or training agreements is recognized as the services are performed.

3.	Software development costs

     Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

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

     The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses are reported as a separate component of stockholders’ equity, if deemed material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are also included in investment income.

5.	Deferred revenues

     Deferred revenues are comprised of deferrals for license fees, maintenance and services billed to customers in advance of the related revenue recognition.

6.	Accrued restructuring

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring charge in 2000 in order to better align its overall cost structure and organization with planned revenue levels. The restructuring charge primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of a satellite office, resulting in the write-down of assets; and 3) the accrual for professional fees related to the office closing or potential claims from severed employees. During the three and nine months ended September 30, 2002, the Company paid approximately $92,000 and $271,000, respectively, related to rent expense. As of September 30, 2002, estimated amounts remaining to be paid total $943,000 and are for rents payable through August 2005.

     On March 30, 2001, in anticipation of a continued declining revenue base, the Company announced a restructuring plan that included the termination of 95 employees consisting of engineering, recruiting, sales and general and administrative employees. As a result, approximately $1.7 million in severance-related costs was recorded as a pre-tax restructuring expense in the first quarter of 2001. In the third quarter of 2001, the Company increased this reserve by $122,000 due to actual payments of the severances exceeding the Company’s original estimate. As of September 30, 2002, the Company had made all payments related to this restructuring.

     During the third quarter of 2001, the Company approved a restructuring plan to terminate 19 software engineers and three administrative employees. As a result, $225,000 in severance-related costs was recorded as a pre-tax restructuring expense. As of September 30, 2002, the Company had made all payments related to this restructuring.

     During the fourth quarter of 2001, the Company approved a restructuring plan to terminate 65 employees, consisting of engineering, sales and general and administrative employees. As a result, $1.3 million in severance-related costs was recorded as a pre-tax restructuring expense. As of September 30, 2002, the Company had paid approximately $1.3 million in severance-related payments related to this restructuring. As of September 30, 2002, estimated amounts remaining to be paid total $33,000, which was paid in October 2002.

     During the third quarter of 2002, the Company approved a restructuring plan which included the following: the termination of 49 employees, consisting of engineering, sales and general and administrative employees; the closing of three satellite offices; and the intent to sublet, if possible, significant portions of its office space. As a result, the Company recorded a $5.9 million pre-tax restructuring expense during the third quarter to cover severance costs, estimated remaining lease obligations net of anticipated sublet income, the write-off of leasehold improvements, and the write-down of furniture and equipment to net realizable value. As of September 30, 2002, the Company had paid approximately $0.8 million in severance payments; $0.2 million in rent and other related expenses for vacated office space; and reduced the value of impaired assets by approximately $0.6 million. As of September 30, 2002, estimated amounts remaining to be paid total $4.3 million and are principally for rents payable through April 2010.

7.	Common stock equivalents

     Based on the closing price of $2.28 per share for the Company’s common stock on September 30, 2002, and using the treasury stock method for determining the amount of common stock equivalents, the number of common stock equivalent shares related to stock options outstanding as of September 30, 2002 was 3,909,801.

8.	Treasury stock

     In the third quarter of 2002, the Company repurchased 1,583,600 shares of its own common stock at prices ranging from $2.10 to $2.30 per share. In the second quarter of 2002, the Company repurchased 75,000 shares of its own common stock at prices ranging from $2.30 to $2.35 per share. In the first quarter of 2002, the Company repurchased 65,926 shares of its own common stock for $3.29 per share. The Company accounted for these transactions under the par-value method.

9.	Stock compensation expense

     In 1999, prior to its initial public offering, the Company granted stock options to purchase 6,007,500 shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value of the options granted. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest. Due to the restructuring events noted above, in 2001, the Company was able to reverse previously expensed stock compensation that had been recorded in previous periods relating to certain unvested options that were cancelled as a result of employee terminations.

     During the first quarter of 2002, the Company cancelled certain employee-held stock options. This cancellation resulted in an acceleration of compensation expense related to the value of these options, and the Company recognized $2,208,000 of expense related to these cancellations. During the nine months ended September 30, 2002, the Company also recognized $1,821,000 of stock compensation expense related to outstanding stock options that were issued with grant prices below fair market value.

     In January 2002, the Company purchased 65,926 shares of its own common stock from employees. Of these, 63,676 shares were purchased from employees within six months of issuance as a result of stock option exercises. Accordingly, the Company recognized stock compensation expense of $132,000 related to these purchases.

     In January 2001, the Company issued 225,000 shares of restricted common stock as the fourth quarter bonus for 2000. These shares vested one year from the date of grant. The Company recorded stock compensation expense in the fourth quarter of 2000 relating to this bonus. In June 2001, an additional 3,000 shares of restricted stock were issued. Due to the restructuring and the departure of certain employees in 2001, the Company cancelled 75,230 of these shares and reversed the related stock compensation expense previously recorded in the fourth quarter of 2000. The Company adjusted stock compensation expense for changes in the fair market value of the stock during each fiscal quarter. During the three months ended March 31, 2002, the Company’s stock compensation expense related to the restricted stock grants was $40,000. As the restrictions on these stock grants lapsed in January 2002, there has been no further recognition of expense related to these shares.

10.	Loss per share

     The Company presents basic and diluted loss per share as one line item. Basic and diluted loss per share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

11.	Comprehensive loss

     Comprehensive loss includes net loss and unrealized gains and losses on investments. For the three and nine months ended September 30, 2002, comprehensive loss was $9.2 million and $23.1 million, respectively. For the three and nine months ended September 30, 2001, comprehensive loss was $4.7 million and $14.1 million, respectively.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three and nine months ended September 30, 2002 to the corresponding periods ended September 30, 2001 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our ability to implement our new business model transitioning from a service-based solution to a product-based solution; our ability to manage growth and attract and retain highly trained and experienced employees; the loss of or a significant reduction in the work performed for any of our largest customers; changes in the demand for professional custom software application development services; increased competition in the electronic business industry; and our ability to respond to new technological advances in the software products industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable securities laws.

Overview

     Cysive, Inc. is a provider of Interaction Server technology that allows users to interact with enterprise applications and data across multiple communications channels and devices. Historically, all of our revenues have resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins, and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software products model. Accordingly, during 2001 we developed the Cysive Cymbio™ Interaction Server™, an integrated, enterprise software product that enables enterprises to interact with customers, partners and employees over multiple communications channels such as Web browsers, Web Services, rich client applications, mobile phones, PDAs, and voice. Such interactions can be simple requests for information, or complex, multi-step business processes that touch many back office systems and have transactional implications. Cysive Cymbio combines multi-channel interaction, asynchronous transaction management, and optimized web services integration in a new tier in enterprise software architecture, which we term, the Interaction Tier. We introduced Cysive Cymbio in the fourth quarter of 2001.

     We believe that after spending several years, and expending significant resources implementing numerous non-integrated and often incompatible software applications, enterprises continue to face key challenges in application integration, multi-channel access, and business process management. We also believe enterprises are moving to a multi-channel access approach using Web, Web Services, wireless and voice to interact with their employees, customers, suppliers, partners and distributors. Technology advances, such as Cysive Cymbio, which incorporates our patent-pending Follow-On™ technology for automating long-running, asynchronous transactions, enable companies to integrate complex interactions between enterprise applications and multiple channels in the Interaction Tier faster and more effectively.

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

     In August 2002, the Board of Directors approved a reorganization to increase the focus on our core software product business. This reorganization involved reducing the majority of our professional services staffing, eliminating or reducing several satellite offices which previously supported our former services business model, and centering our technical and sales staffing resources exclusively around the development and sale of Cysive Cymbio. We anticipate that this modification of our business model will enable us to develop new opportunities, creating alternative future revenue streams.

     To date, we have derived the majority of our revenues from software engineering services that have been provided primarily on a time and materials basis. Typically, revenues have been recognized and billed monthly by multiplying the number of hours expended by our software engineers in the performance of the contract by the established billing rates. Our customers have typically reimbursed us for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenues.

     With the introduction of Cysive Cymbio, revenues also include software license fees, royalties and maintenance components. Revenues from Cysive Cymbio sales and related consulting services are, in part, recognized using contract accounting principles due to the significant customization efforts required to build new applications using Cysive Cymbio as an Interaction Server platform, and/or to integrate Cysive Cymbio with legacy applications and data sources. Additionally, we expect that for the near future our migration to a software products business model will result in significantly higher sales and marketing expense and research and development expense, expressed as a percentage of sales, than we have experienced in the past. Our gross margins may also be affected depending on the relative mix between software license and services revenues.

     During the three months ended September 30, 2002, we executed one contract for Cysive Cymbio. This contract was for the renewal of a license fee and maintenance and support. As of September 30, 2002, a portion of the license fee and maintenance and support amounts related to this contract was included in deferred revenues.

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of product sales, projects and royalties, the amount and timing of our customers’ expenditures, and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended September 30, 2002 and 2001, our five largest customers represented 95.3% and 81.9% of our revenues, respectively. For the nine-month periods ended September 30, 2002 and 2001, our five largest customers represented 87.4% and 72.0% of our revenues, respectively.

Results of Operations

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Services	93.7%	100.0%	95.6%	100.0%
Software license	6.3	–	4.4	–

Total revenues	100.0	100.0	100.0	100.0

Direct costs
Services	74.0	121.2	83.6	93.1
Software license	3.4	–	2.8	–

Total direct costs	77.4	121.2	86.4	93.1

Gross profit	22.6	(21.2)	13.6	6.9

Operating expenses:
Sales and marketing	149.0	90.2	190.7	47.3
General and administrative	214.5	108.4	209.9	77.0
Research and development	90.6	47.0	70.7	21.7
Stock compensation	18.9	43.6	111.4	16.8
Restructuring	533.9	(33.1)	157.7	6.3

Total operating expenses	1,006.9	256.1	740.4	169.1

Operating loss	(984.3)	(277.3)	(726.8)	(162.2)

Investment income, net	131.5	74.0	109.1	48.5

Loss before income taxes	(852.8)	(203.3)	(617.7)	(113.7)

Income tax expense	–	2.1	–	0.4

Net loss	(852.8)%	(205.4)%	(617.7)%	(114.1)%

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Revenues. Total revenues decreased $1.5 million, or 56.7%, to $1.1 million for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001. Services revenues decreased $1.5 million, or 59.4%, to $1.0 million for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001. This decrease in services revenues was due to reduced demand for custom application development and also reflects our emphasis on software license sales in our marketing and sales efforts. The number of active customers declined to 11 for the three months ended September 30, 2002 from 14 for the same period in 2001. Services revenues represented 93.7% and 100% of total revenues for the three months ended September 30, 2002 and 2001, respectively. Software license revenues were $70,000 for the three months ended September

30, 2002 and represented 6.3% of total revenues for the three months ended September 30, 2002. There were no revenues generated from software licenses for the three months ended September 30, 2001.

     Direct Costs. Direct costs decreased $2.2 million, or 72.3%, to $862,000 for the three months ended September 30, 2002 from $3.1 million for the three months ended September 30, 2001. Direct costs from services decreased $2.3 million, or 73.5%, to $824,000 for the three months ended September 30, 2002 from $3.1 million for the three months ended September 30, 2001. This decrease in direct costs from services was primarily due to the Company’s restructuring actions, which resulted in a lower number of software engineers employed in the three months ended September 30, 2002 compared to the same period in 2001. As a percentage of services revenues, direct costs from services decreased to 78.9% for the three months ended September 30, 2002 from 121.2% for the same period in 2001. Direct costs from software licenses were $38,000 for the three months ended September 30, 2002 and represented third party technology license fees and product packaging. As a percentage of software license revenues, direct costs from software licenses were 54.3% for the three months ended September 30, 2002. There were no direct costs from software licenses for the three months ended September 30, 2001.

     Gross Profit. Gross profit increased $796,000, or 146.3%, to a gross profit of $252,000 for the three months ended September 30, 2002 from a gross loss of ($544,000) for the three months ended September 30, 2001. The gross margin increased to a gross margin of 22.6% for the three months ended September 30, 2002 from a gross loss margin of (21.2%) for the same period in 2001 due primarily to lower direct costs for the three months ended September 30, 2002 as compared to the same period in 2001.

     Sales and Marketing. Sales and marketing expenses decreased $658,000, or 28.4%, to $1.7 million for the three months ended September 30, 2002 from $2.3 million for the three months ended September 30, 2001. This decrease in sales and marketing expenses was primarily due to a decrease in advertising and public relations expense. As a percentage of revenues, sales and marketing expenses increased to 149.0% for the three months ended September 30, 2002 from 90.2% for the same period in 2001.

     General and Administrative. General and administrative expenses decreased $398,000, or 14.3%, to $2.4 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001. This decrease in general and administrative expenses was primarily due to the decrease in office and equipment expense, meeting costs and support staff costs resulting from our lower employee headcount. As a percentage of revenues, general and administrative expenses increased to 214.5% for the three months ended September 30, 2002 from 108.4% for the same period in 2001. This increase was primarily due to the decrease in our revenues discussed above.

     Research and Development. Research and development costs decreased $201,000, or 16.6%, to $1.0 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. These costs relate to the salaries and other costs of our product engineering team which has been developing our product. This decrease in research and development costs was primarily due to the lower number of product engineers included in the three months ended September 30, 2002 compared to the same period in 2001. As a percentage of revenues, research and development costs increased to 90.6% for the three months ended September 30, 2002 from 47.0% for the same period in 2001.

     Stock Compensation. We incurred $211,000 in stock compensation expense for the three months ended September 30, 2002 as compared to $1.1 million for the same period in 2001. This decline is due to a substantial decrease in the number of unvested stock options outstanding which were granted with an exercise price below deemed fair market value.

     Restructuring. For the three months ended September 30, 2002, we recorded $5.9 million in restructuring related to severance, rent expense and other associated costs. For the three months ended September 30, 2001, we recognized a net credit to restructuring expense of $850,000 due to a re-evaluation of remaining obligations of the Company.

     Operating Loss. Operating loss increased $3.9 million, or 53.8%, to an operating loss of $11.0 million for the three months ended September 30, 2002 from an operating loss of $7.1 million for the three months ended September 30, 2001. As a result of the above factors, the operating loss margin increased to 984.3% for the three months ended September 30, 2002 from an operating loss margin of 277.3% for the same period in 2001. This increase was primarily due to the restructuring in the three months ended September 30, 2002 and the significant decline in revenues between periods.

     Investment Income, Net. Investment income, net, decreased $438,000 to $1.5 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001. This decrease was primarily due to lower interest income earned from cash and investments as a result of a combination of lower invested capital and lower interest rates between periods.

     Loss before income taxes. Loss before income taxes increased $4.3 million, or 81.7%, to a loss before income taxes of $9.5 million for the three months ended September 30, 2002 from a loss before income taxes of $5.2 million for the three months ended September 30, 2001. As a result of the above factors, the loss before income taxes margin increased to a loss margin of 852.8% for the three months ended September 30, 2002 from a loss margin of 203.3% for the same period in 2001. This increase was primarily due to the restructuring in the three months ended September 30, 2002 and the significant decline in revenues between periods.

     Income tax expense. The Company had income tax expense of $55,000 for the three months ended September 30, 2001 as a result of a revaluation of the deferred tax benefits recorded in previous periods.

     Net Loss. Net loss increased $4.2 million to a net loss of $9.5 million for the three months ended September 30, 2002 from a net loss of $5.3 million for the three months ended September 30, 2001. As a result of the above factors, the net loss margin increased to a net loss margin of 852.8% for the three months ended September 30, 2002 from a net loss margin of 205.4% for the same period in 2001. This increase was primarily due to the restructuring in the three months ended September 30, 2002 and the significant decline in revenues between periods.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Revenues. Total revenues decreased $9.4 million, or 71.5%, to $3.8 million for the nine months ended September 30, 2002 from $13.2 million for the nine months ended September 30, 2001. Services revenues decreased $9.6 million, or 72.8%, to $3.6 million for the nine months ended September 30, 2002 from $13.2 million for the nine months ended September 30, 2001. This decrease in services revenues was due to reduced demand for custom application development and also reflects our emphasis on software license sales in our marketing and sales efforts. The number of active customers declined to 15 for the nine months ended September 30, 2002 from 24 for the same period in 2001. Services revenues represented 95.6% and 100% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Software license revenues were $167,000 for the nine months ended September 30, 2002 and represented 4.4% of total revenues for the nine months ended September 30, 2002. There were no revenues generated from software licenses for the nine months ended September 30, 2001.

     Direct Costs. Direct costs decreased $9.0 million, or 73.6%, to $3.3 million for the nine months ended September 30, 2002 from $12.3 million for the nine months ended September 30, 2001. Direct costs from services decreased $9.2 million, or 74.5%, to $3.1 million for the nine months ended September 30, 2002 from $12.3 million for the nine months ended September 30, 2001. This decrease in direct costs from services was primarily due to the Company’s restructuring initiatives in the fourth quarter of 2001 and in the third quarter of 2002, which resulted in a lower number of software engineers employed in the nine months ended September 30, 2002 compared to the same period in 2001. As a percentage of services revenues, direct costs from services increased to 87.4% for the nine months ended September 30, 2002 from 93.1% for the same period in 2001. Direct costs from software licenses were $106,000 for the nine months ended September 30, 2002 and represented third party technology license fees and product packaging. As a percentage of software license revenues, direct costs from software licenses were 63.5% for the nine months ended September 30, 2002. There were no direct costs from software licenses for the nine months ended September 30, 2001.

     Gross Profit. Gross profit decreased $399,000, or 43.7%, to a gross profit of $515,000 for the nine months ended September 30, 2002 from a gross profit of $914,000 for the nine months ended September 30, 2001. The gross margin increased to a gross margin of 13.6% for the nine months ended September 30, 2002 from a gross margin of 6.9% for the same period in 2001 due primarily to lower direct costs for the nine months ended September 30, 2002 as compared to the same period in 2001.

     Sales and Marketing. Sales and marketing expenses increased $922,000, or 14.7%, to $7.2 million for the nine months ended September 30, 2002 from $6.3 million for the nine months ended September 30, 2001. This increase in sales and marketing expenses was primarily due to an increase in telemarketing, advertising and public relations expense related to promoting the Company’s product during the first half of 2002. As a percentage of revenues, sales and marketing expenses increased to 190.7% for the nine months ended September 30, 2002 from 47.3% for the same period in 2001.

     General and Administrative. General and administrative expenses decreased $2.3 million, or 22.4%, to $7.9 million for the nine months ended September 30, 2002 from $10.2 million for the nine months ended September 30, 2001. This decrease in general and administrative expenses was primarily due to the decrease in office and equipment expense, meeting costs and support staff costs resulting from our lower employee headcount. Additionally, there were decreases in telephone and facilities costs. As a percentage of revenues, general and administrative expenses increased to 209.9% for the nine months ended September 30, 2002 from 77.0% for the same period in 2001. This increase was primarily due to the decrease in our revenues discussed above.

     Research and Development. Research and development costs decreased $209,000, or 7.3%, to $2.7 million for the nine months ended September 30, 2002 from $2.9 million for the nine months ended September 30, 2001. These costs relate to the salaries and other costs of our product engineering team which has been developing our product. As a percentage of revenues, research and development costs increased to 70.7% for the nine months ended September 30, 2002 from 21.7% for the same period in 2001. This increase was primarily due to the decrease in our revenues discussed above.

     Stock Compensation. We incurred $4.2 million in stock compensation expense for the nine months ended September 30, 2002 as compared to $2.2 million for the nine months ended September 30, 2001. This increase was primarily the result of recognizing, on an accelerated basis, $2.0 million of expense related to the cancellation of certain officer and employee-held stock options during the first quarter of 2002. Additionally, the prior-year expense reflected the impacts of a decline in price of the Company’s stock during the first three quarters of 2001, and the cancellation of certain restricted shares of stock and certain stock options as a result of employee terminations.

     Restructuring. For the nine months ended September 30, 2002, we recorded $5.9 million in restructuring related to severance, rent expense and other associated costs. For the nine months ended September 30, 2001, we incurred $839,000 in restructuring related to the reduction in headcount during 2001 offset by the reduction of the initial restructuring accrual from the 2000 restructuring plan due to a revision of estimates for future expected costs.

     Operating Loss. Operating loss increased $5.9 million, or 27.5%, to an operating loss of $27.4 million for the nine months ended September 30, 2002 from an operating loss of $21.5 million for the nine months ended September 30, 2001. As a result of the above factors, the operating loss margin increased to 726.8% for the nine months ended September 30, 2002 from an operating loss margin of 162.2% for the same period in 2001. This increase was primarily due to the restructuring in the third quarter of 2002 and the significant decline in revenues between periods.

     Investment Income, Net. Investment income, net, decreased $2.3 million to $4.1 million for the nine months ended September 30, 2002 from $6.4 million for the nine months ended September 30, 2001. This decrease was primarily due to lower interest income earned from cash and investments as a result of a combination of lower invested capital and lower interest rates between periods.

     Loss before income taxes. Loss before income taxes increased $8.2 million, or 54.6%, to a loss before income taxes of $23.3 million for the nine months ended September 30, 2002 from a loss before income taxes of $15.1 million for the nine months ended September 30, 2001. As a result of the above factors, the loss before income taxes margin increased to a loss margin of 617.7% for the nine months ended September 30, 2002 from a loss margin of 113.7% for the same period in 2001. This increase was primarily due to the restructuring in the third quarter of 2002 and the significant decline in revenues between periods.

     Income tax expense. The Company had income tax expense of $55,000 for the nine months ended September 30, 2001 as a result of a revaluation of the deferred tax benefits recorded in previous periods.

     Net Loss. Net loss increased $8.2 million to a net loss of $23.3 million for the nine months ended September 30, 2002 from a net loss of $15.1 million for the nine months ended September 30, 2001. As a result of the above factors, the net loss margin increased to a net loss margin of 617.7% for the nine months ended September 30, 2002 from a net loss margin of 114.1% for the same period in 2001. This increase was primarily due to the restructuring in the third quarter of 2002 and the significant decline in revenues between periods.

Liquidity and Capital Resources

     Cash and cash equivalents were $6.0 million at September 30, 2002 and $1.5 million at December 31, 2001. Investments were $129.7 million at September 30, 2002 and $149.8 million at December 31, 2001. Net cash used in operating activities was $12.8 million and $12.1 million for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures of $88,000 and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively, were used primarily for computer equipment, office equipment and leasehold improvements.

     In the third quarter of 2002, the Company repurchased 1,583,600 shares of its own common stock at prices ranging from $2.10 to $2.30 per share. In the second quarter of 2002, the Company repurchased 75,000 shares of its own common stock at prices ranging from $2.30 to $2.35 per share. In the first quarter of 2002, the Company repurchased 65,926 shares of its own common stock for $3.29 per share. The Company accounted for these transactions under the par-value method.

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

We expect to continue to incur significant losses at least through the end of the third quarter of 2003.

     Since the third quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $61.8 million from the fiscal quarter ended September 30, 2000 through the fiscal quarter ended September 30, 2002. We expect losses to continue through at least the third quarter of 2003. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

We are implementing a new business model that is evolving and unproven as we migrate from offering a software engineering services model to a software products model.

     We decided at the beginning of 2001 to expand our business strategy from a software engineering services model to a software products and engineering services model. As a result of the restructuring we undertook in August 2002, we have further focused our business strategy solely on our software products. We are therefore no longer pursuing sales of custom software engineering services. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software products and to effectively market them to existing and potential clients. We intend to continue to develop our business model as the demand for our software products evolves. We expect that our financial model and results of operations will change as a result of our migration from a software engineering services model to a software products model. We do not have sufficient experience with the sale and support of our products, nor can we be certain about the relative mix between products and services, to determine what effects, if any, such migration may have on our financial model and results of operations, other than we expect that our consulting services revenue will significantly decline. Our new business strategy may not be successful or as successful as we anticipate and we may need to revise our business model.

During the nine months ended September 30, 2002, we derived 87.4% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of or a significant reduction in the work performed for any of them could result in reduced revenues and earnings.

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the loss of or significant reduction in the work performed for any significant customer could reduce our revenues. During the nine months ended September 30, 2002, our five largest customers represented 87.4% of our revenues: Manheim Auctions, 38.6%; Charles

Machine Works, Inc., 20.4%; Jeppesen Sanderson, Inc., 12.3%; Philips Medical Systems, N.A., 10.5%; and Ball Packaging Co., 5.6%. The volume of work that we perform for a specific customer is likely to vary from period to period, and a significant customer in one period may not use our services in a subsequent period. In addition, a failure to collect a large account receivable from any of these customers could significantly reduce our assets and profitability. In addition, since we are no longer pursuing custom software engineering services opportunities, we do not expect that we will perform significant consulting services, or generate significant consulting revenue or earnings, from these customers in the future. We also expect that our five largest customers will vary from quarter to quarter in relation to the level of our software sales.

Our quarterly revenues and operating results are likely to fluctuate significantly, which may cause our stock price to decline.

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

     In any given quarter, most of our revenues have been attributable to a limited number of customers and we expect this to continue. As a result, the cancellation or deferral of even a small number of sales in a particular quarter could significantly reduce our revenues, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenues. A failure to book an expected order in a given quarter or the need to provide training to our employees on new technologies would not be offset by a corresponding reduction in costs and could adversely affect our operating results. As a result of these factors, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful.

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

     If we are unable to provide adequate customer service, we could lose customers and/or receive negative publicity, which could have a significant negative impact on the financial and market success of our products. In addition, despite our efforts to maintain continuous and reliable customer service, we may occasionally experience unplanned outages or technical difficulties. Lengthy and/or frequent service disruptions, particularly for services that customers consider time-sensitive, can result in negative publicity, damage to our reputation and loss of customers. This could adversely affect customer relationships and our financial performance.

We are focusing on the sale and marketing of our software product, which may affect our ability to generate services revenues.

     Our sales and marketing efforts are focused on selling Cysive Cymbio and services related to the software product. We are not pursuing other custom software development projects, and therefore expect that our services revenue will significantly decline. In addition, we may not be able to sell sufficient software products or related services to offset our costs, which may result in increased losses.

Our business is technology driven, and if we have difficulty responding to changing technology, industry standards and customer preferences, we could lose customers, which would reduce our revenues.

     We have derived and expect to continue to derive a substantial portion of our revenues from creating products that are based upon the latest, most advanced technologies and are capable of adapting to future technologies. Our success depends on our ability to offer products and services that stay at the forefront of continuing changes in technology, evolving industry standards and changing customer preferences. Our failure to create products that use these technologies could cause us to lose current and potential business opportunities, resulting in reduced revenues. Additionally, to the extent technology becomes standardized or simplified, there may be less demand for our products and services.

If we fail to meet our customers’ expectations, we could damage our reputation and have difficulty attracting new business or be sued.

     Our products are complex and critical to our customers. As a result, if we fail or are unable to meet a customer’s expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that customer or others. If our products fail to perform adequately, or if our product fails to adequately meet a customer’s expectations, a customer could sue us for damages. Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in selling products or rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

Because our revenues are based on product sales and related services, rather than under long-term contracts, we may be unable to accurately predict our revenues, which may adversely affect our operating margins.

     Our operating expenses, including employee salaries, rent and administrative expenses, are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of product sales. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may result in our costs becoming a larger percentage of our revenues that would reduce our margins. If a customer defers, modifies or cancels a product sale, we may be unable to rapidly re-deploy our employees to other projects to minimize underutilization of employees and avoid a negative impact to our operating results.

We enter into non-compete agreements with some of our customers, which reduces the number of our potential customers and sources of revenues.

     A substantial portion of our services revenue involves the development of software applications for specific projects. Ownership of customer-specific software is generally retained by the customer, although we retain rights to some of the applications, processes and other intellectual property developed in connection with projects. We sometimes agree, however, not to reuse this customer-specific software when building systems for a customer’s competitors. In addition, we occasionally agree not to build any type of system for a customer’s competitors for limited periods of time, which have been as long as three years. These non-compete agreements reduce the number of our potential customers and our sources of revenues.

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

     The software product and services market is intensely competitive and face rapid technological change. We expect competition to continue and intensify, which could result in price reductions, reduced profitability and the loss of current or future customers. Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to develop new products and to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. We have filed a patent application for our Follow-On™ universal session management technology, which is part of Cysive Cymbio. We cannot be certain that the patent will be granted, that the patent application will not be successfully challenged or that we will realize any competitive advantage from the patent if it is granted. Therefore, we expect to continue to face additional competition from new entrants into our industry.

The impact of our restructuring efforts may adversely affect our operating results.

     In response to the decline in demand for our services and the resulting decline in our net revenues in the past several quarters, we implemented five reductions of our headcount by a total of 273 persons between December 31, 2000 and September 30, 2002. We also closed our Boston, MA., Mountain View, CA., Irvine, CA., and Dallas, TX. offices. As a result of the closing of our offices, we continue to pay for office space that we are not currently using. These lease obligations extend until August 2005 and are secured by letters of credit and security deposits in the amount of $120,230. Our ability to sublease, assign or otherwise divest this surplus office space could be adversely affected by depressed real estate market conditions in each area. In addition, our history of headcount reductions could adversely affect our ability to attract and retain quality employees.

Because we rely on highly trained and experienced personnel to design and build complex products and systems for our customers, our inability to attract and retain qualified employees would impair our ability to provide our products and services to existing and new customers.

     Our future success depends in large part on our ability to attract and retain highly trained and experienced software developers and engineers as well as recruiters, other technical personnel and sales and marketing professionals of various levels with experience in software product and related solutions. If we fail to attract and retain these personnel, we may be unable to enhance our existing products, develop new products, complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software developers and engineers is critical to our business and growth strategy, maintaining our current level of software developers and engineer experience, averaging more than ten years, may also be particularly difficult. Skilled software developers and engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high.

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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

     We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4.      Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

PART II.

OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

     During the three months ended September 30, 2002, we issued a total of 663,030 shares of our common stock upon option exercises and we also issued 33,644 shares of our common stock pursuant to purchases under our Employee Stock Purchase Plan. Proceeds from the exercise of stock options were nominal and were added to the Company’s general funds.

     In addition, during the three months ended September 30, 2002, we repurchased 1,583,600 shares of our common stock at prices ranging from $2.10 to $2.30 per share. We accounted for these transactions under the par-value method.

Item 6.      Exhibits and Reports on Form 8-K

a.	Exhibits:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

July 25, 2002	Announcement of second quarter 2002 financial results

August 9, 2002	Announcement of the Company’s third quarter 2002 restructuring plan

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC

Date: November 6, 2002	/s/ John R. Lund

By: John R. Lund
Chief Financial Officer, Treasurer and
Secretary
(Chief Financial and Accounting Officer)

CERTIFICATION

     Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Cysive, Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Executive Officer

     I, Nelson A. Carbonell, Jr., hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cysive, Inc., a Delaware corporation (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Nelson A. Carbonell, Jr

Nelson A. Carbonell, Jr.
Chief Executive Officer

November 6, 2002

Certification of Chief Financial Officer

     I, John R. Lund, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cysive, Inc., a Delaware corporation (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John R. Lund

John R. Lund
Chief Financial Officer

November 6, 2002