Form 10-K
period 2002-12-31
CYSIVE INC
filed 2003-03-19
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Common Stock, $.01 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

      As of March 13, 2003, there were 28,436,538 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of the Registrant computed by reference to the price at which the common stock was last sold as of June 28, 2002 was $44,409,425 (the characterization of officers and directors of the Registrant as affiliates for purposes of this calculation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 14, 2003 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

      Certain statements contained in this Annual Report on Form 10-K, including information with respect to Cysive, Inc.’s, or the Company’s, future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part I “Business — Risk Factors” and actual results could differ materially from a forward-looking statement. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable security laws.

i

PART I

Item 1.     Business

Overview

      Cysive, Inc. is a provider of interaction server technology through our software product, Cysive Cymbio Interaction ServerTM, or Cysive CymbioTM. We develop and deliver software that enables users to interact with enterprises over multiple communications channels and devices such as Web browsers, Web Services, rich client applications, mobile phones, PDAs, and voice. Our software product creates a seamless user experience for interactions that range from simple requests for information, to complex, multi-step business processes and long-running transactions that interact with many enterprise systems.

      Since commencing operations in 1994, we have used advanced technologies to build our customers’ software systems. Given our technology expertise, we target corporate customers who require highly complex systems to meet their growth strategies. For example, our software engineers, in collaboration with Cisco Systems, Inc. (Cisco), built Cisco’s Internetworking Products Center, or IPC, one of the world’s largest Internet commerce sites. In addition to Cisco, we have built advanced business systems for customers including Chrysler Corporation, Equifax Secure, Inc., First Union Corporation, Philips Medical Systems, N.A., Schneider Logistics, Inc., Tribune Interactive, Inc., and UUNet Technologies, Inc.

      Historically, all of our revenue has resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins, and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software product model. Accordingly, during 2001 we developed and introduced the Cysive Cymbio Interaction Server, a multi-channel, enterprise software product that uses widely supported technologies and open standards to enable users to interact with enterprises over multiple communications channels and devices. The Cysive Cymbio Interaction Server enhances a user’s experience, improves return on existing information technology investments, and increases software developer productivity. At the conclusion of the calendar year ended December 31, 2002, our business model transition was complete.

      We believe that after spending several years, and expending significant resources, implementing numerous non-integrated and often incompatible software products, such as application servers, portals, enterprise application integration tools, business process management suites and Web Services platforms, enterprises continue to face key challenges in handling multi-channel interactions involving complex, multi-stage transactions, with intermittently connected users employing a myriad of access devices. Technology advances, such as the Cysive Cymbio Interaction Server, enable companies to integrate complex interactions between users and enterprises via multiple channels and devices more quickly and inexpensively.

Cysive Cymbio Interaction ServerTM

      The Cysive Cymbio Interaction Server provides a single solution for coordinating users’ demands for access and interactions with enterprise systems and applications. Our software product rationalizes the complexity of existing enterprise applications and resources, enabling an enterprise to combine them in new ways to adapt to business needs, and to make them available to users over a variety of devices and communications channels.

      Cysive Cymbio is multi-channel software that enables users to interact with enterprise applications and data on any of the necessary channels and devices required to transact business. Cysive Cymbio features advanced support for multi-channel interactions, orchestration of long running transactions via patent-pending Follow-OnTM technology, enterprise integration using enterprise resource adaptors based on optimized Web Services, and a full-featured environment for developing, deploying and managing adaptive, scalable, enterprise solutions.

     Interactions

      Users and customers expect to be able to interact with an enterprise via multiple channels and devices, including web, voice and wireless or handheld devices. Multi-channel interactions are seamless user experiences that access business logic and data residing in applications, legacy systems and enterprise data sources. An interaction implements a single entry point with either a user or a system. Interaction scenarios are sequences of interactions that implement specific, long-running transactions involving multiple user and systems entry points. Cysive Cymbio manages long-running, complex transactions that may take place over hours, days, weeks, and months.

     Follow-On

      Cysive Cymbio’s patent-pending Follow-On technology orchestrates asynchronous, long-running interactions, preserving business and user information across time and devices. It allows tasks to continue independent of resource availability, connectivity issues or changes in the user’s preferred mode of operation. Cysive Cymbio coordinates interactions with users and systems, including periods of suspension while waiting for additional input from a user or an asynchronous response from a system, or when a user moves between devices/channels. Cysive Cymbio also automatically detects the device and channel involved in an interaction, using information about device capabilities and connection quality to create the proper device-specific response.

     Integration

      Cysive Cymbio integrates back-end enterprise systems using Web Services Definition Language, which provides a uniform, standards-based means to access services and data in a consistent and reliable manner. This approach increases developer productivity by reducing the developer’s need to understand multiple integration technologies. Where Web Services interfaces are not available, Cysive Cymbio can generate them, directly invoking the underlying software component.

     Development Lifecycle

      Cysive Cymbio enables multiple concurrent versions of the same interaction scenario to execute, eliminating the need for system migrations and associated system outages. New or changed scenarios can be deployed while Cysive Cymbio is running without interrupting the processing of existing scenarios.

Maintenance and Support Services

      Cysive Cymbio is backed by a support program that provides our customers with responsive, high-quality care. Our support team is staffed by the engineers who build and maintain Cysive Cymbio, which ensures that our customers receive the benefit of a high level of product-specific technical expertise. Support is also available 24 hours per day through our online support center, The Cysive Developer Zone. Our support team has comprehensive product knowledge and extensive resources available through this resource to address customer issues in a timely and effective manner. As part of our renewable maintenance and support services, customers are also entitled to certain upgrades to the licensed product.

Product Development

      We believe that our success will depend, in part, on our ability to enhance our existing software product and develop or acquire new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. Maintaining a leadership position in understanding and integrating the latest technologies into our software product is critical to our growth, and we will continue to dedicate significant resources to this pursuit.

      Historically, our research and development activities have been targeted at incorporating new technologies into customized solutions for our customers. Currently, our product engineering group is focused on identifying new technologies that increase or improve the functionality of our software product. This group also works closely with our product management organization to ensure that appropriate enhancements from customer feedback are integrated in future releases of our software product.

Sales and Marketing

      We currently market and sell our software product through a direct sales organization and expect to expand our sales strategy with indirect sales channels. Our sales efforts are targeted at corporate customers who are investing significant resources in their business strategies, and consequently require complex technology systems to meet the growth of these strategies. Our sales force consists of teams made up of a sales manager and a technical director. In working with our customers, we employ a collaborative sales approach that combines the business and technical knowledge of our software engineers and sales professionals.

      We utilize a wide variety of programs that are intended to attract prospective customers. Our sales force actively generates leads through a combination of targeted events with industry leaders, cooperative marketing with industry partners and direct mail. In support of our sales efforts, we have a marketing group focused on developing and cultivating sales leads, and on building brand recognition. To achieve these objectives, we utilize, among other things:

•	a downloadable evaluation copy of the product;

•	a public relations program focused on building awareness and recognition through industry and business press, industry analysts and major industry forums;

•	a comprehensive Web site which includes customer case studies and technical white papers;

•	national and regional advertising;

•	seminars to increase the visibility of our executives and provide lead generation opportunities;

•	business executive roundtable events; and

•	trade shows.

Partner Program

      As part of our ongoing effort to deliver comprehensive and cost effective business solutions to our customers, we partner with industry leading hardware, software and service providers. We are committed to developing and supporting our partners with a robust program that delivers value to both our partners and, ultimately, our end users. Examples of our strategic partnerships include software and hardware platform companies such as BEA Systems, Inc., Macromedia, Sun Microsystems and Intel, and strategy consulting firms such as Bain & Company.

Customers

      Our approach is to offer and sell Cysive Cymbio primarily to Global 2000 companies. We sold five software licenses (with related services) for our product in 2002, three of which were to Global 2000 companies. We also entered into one royalty-based OEM relationship with another software distributor in 2002; however, the distributor changed its product direction and terminated the relationship in February 2003. In addition, we provided custom development services to a total of eight customers in 2002. Our objective is to provide value to these customers through our leading edge products and services. Prior to introducing Cysive Cymbio in 2001, our offering was restricted to customized software development. With the elimination of our custom software engineering services business in late 2002, all of our future revenue will consist of product sales and related services. Our product is not currently marketed to specific vertical market sectors.

Competition

      The market for our product is intensely competitive and faces rapid technological change. We expect the competition to continue and intensify, which could result in price reductions, increased losses and loss of current or future customers. Our competitors generally fall into the following categories:

•	internal information technology departments of current and potential customers;

•	early-stage, venture-capital backed, private software vendors;

•	application server vendors such as BEA Systems, Inc.;

•	operating system vendors such as International Business Machines Corporation (IBM); and

•	database vendors such as Oracle.

      A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we have.

      We believe that the principal competitive factors in our business are:

•	corporate and product reputation;

•	product architecture, functionality and features;

•	unproven market demand for our particular product;

•	interoperability of our product with existing applications;

•	product innovation with frequent enhancement;

•	customer value and quality of support services; and

•	price.

Culture

      We continue to build our corporate culture around a common set of values based on excellence, discipline and results. Our employees understand that we hire only high caliber technical people because our customers demand a high level of execution. We believe we have instilled in our software engineers the sense of challenge as well as pride in having helped to build some of the most technically complex systems in today’s business environment. By growing our business organically we have been able to instill this value set in our professionals on an individual basis.

      While we focus on excellence and quality, we also foster and maintain a culture based on innovation, challenge and teamwork to attract and retain the level of software engineers we demand. To ensure continued development of our technical staff, we place a high priority on training. We conduct training in a number of important ways by:

•	sending our software engineers to industry conferences;

•	encouraging our software engineers to author bylined articles for publication in technical trade journals;

•	purchasing reference materials for our software engineers who in return write reviews of the materials; and

•	offering ongoing internal technology seminars.

Employees

      As of March 1, 2003, we had 60 employees, of whom 29 were software engineers. Of these 29 software engineers, one is working in the United States under an H-1B visa. Of these 29 software engineers, 22 are assigned to the product engineering group. We believe our relationship with our employees is good. None of our employees are represented by a union.

Intellectual Property Rights

      Our software products, our proprietary knowledge base, and other intellectual property rights that we develop for our customers are an integral part of our business. We retain ownership of our software products, which we license to our customers. While ownership of custom work product is generally retained by the customer, we retain a royalty-free license to use some or all of the applications, processes and intellectual property developed in connection with customer projects. This information is accessible on our knowledge base only to our employees via our secure corporate intranet. We enter into confidentiality agreements with our employees, generally require that our software engineers and customers enter into similar agreements and limit access to, and distribution of, our knowledge base. We also require our employees to assign any rights they may have to any intellectual property developed for us.

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

We expect to continue to incur significant losses at least through the end of 2003.

      Since the third quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $64.7 million from the fiscal quarter ended September 30, 2000 through the fiscal quarter ended December 31, 2002. We expect losses to continue through at least the fourth quarter of 2003. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, there can be no assurances that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

We are implementing a new business model that is evolving and unproven since we have migrated from offering a software engineering services model to a software products model.

      We decided at the beginning of 2001 to change our business strategy from a software engineering services model to a software products model. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software products and to effectively market them to existing and potential clients. We intend to continue to develop our business model as the demand for our software products evolves. We expect that our financial model and results of operations will change as a result of our transition from a software engineering services model to a software products model. We do not have sufficient experience with the sale and support of our products to determine all of the effects this transition will have on our financial model and results of operations. Our new business strategy may not be successful and we may need to restructure or revise our business model.

Demand for our product is uncertain and we may not be able to develop a sustainable market for our product.

      Cysive Cymbio is a new product for which demand is uncertain. Our marketing and sales activities may not be successful in developing customer interest and in generating sales of our product and related services. We also have not yet sold enough of our product to determine whether we can effectively develop a market for our product. We may not be able to sell sufficient products and related services to offset our costs, which may result in continuing losses.

      If the market for multi-channel interaction server software does not continue to grow or grows more slowly than expected, the need for our product could decline, negatively impacting future revenues. Consumers and businesses may reject our software for a number of reasons, including:

•	lack of a perceived need to embrace interaction server technology or our solution;

•	actual or perceived lack of security of information;

•	lack of access and ease of use;

•	congestion of Internet traffic or other usage delays;

•	inconsistent quality of support and services;

•	increases in access costs to the Internet;

•	evolving government regulation;

•	uncertainty regarding intellectual property ownership;

•	costs associated with licensing and implementing multi-channel interaction server technology;

•	costs associated with the obsolescence of the multi-channel interaction server and existing infrastructure; and

•	our economic viability and the economic viability of our competitors.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations.

      Our customers typically use our product and services to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. The recent economic downturn has also contributed to increasing the length of our sales cycle, and there is a risk this will continue or worsen. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

Because we rely on highly trained and experienced personnel to design and build complex products and systems for our customers, our inability to attract and retain qualified employees would impair our ability to provide our products to existing and new customers.

      Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as other technical personnel and sales and marketing professionals of various levels with experience in software products and related solutions. If we fail to attract and retain these personnel, we may be unable to timely develop new products and enhancements to our existing products, and to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineer experience, averaging more than ten years, may also be particularly difficult. Skilled software engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high.

In 2002, we derived 82.0% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of a customer could result in reduced revenues and earnings.

      We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the net loss of customers could reduce our revenues. In 2002, our five largest customers represented 82.0% of our revenues: Manheim Auctions, 34.6%; Charles Machine Works, Inc., 18.3%; Jeppesen Sanderson, Inc., 11.0%; Philips Medical Systems, N.A., 9.8%; and Green Mountain Energy Company, 8.3%. Many of these customers have completed the related software engineering services projects or Cysive Cymbio installations, and therefore, there is not a significant expected future revenue stream from these customers. In addition, a failure to collect a large account receivable could significantly reduce our assets and profitability.

Our revenues are derived primarily from a single software product and related services, and a decline in demand or prices for this product and services could adversely affect our business, operating results and financial condition.

      We currently derive the majority of our revenue from Cysive Cymbio and from related products and services. We expect this product and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for Cysive Cymbio or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, competition, product performance or technological change, could have an adverse effect on our business, operating results and financial condition. In addition, as we introduce new versions of Cysive Cymbio, any delay or failure of these new versions to gain market acceptance among new and existing customers would have an adverse affect on our business, operating results and financial condition.

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

      Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause quarterly fluctuations include:

•	the lengthy sales cycle for our products and our level of product sales;

•	the loss of a significant customer;

•	financial difficulty encountered by a significant customer;

•	the introduction of new products or changes in pricing policies by us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of current adverse economic conditions and increased competition;

•	our ability to manage costs, including employee costs and support services costs; and

•	costs related to restructurings and the under-utilization or closing of our offices.

      In any given quarter, most of our revenues have been attributable to a limited number of customers and we expect this to continue. As a result, the cancellation or deferral of any product orders in a particular quarter could significantly reduce our revenues, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and a failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs. As a result of these factors, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful.

We may not be able to enhance our existing product or develop or acquire new products, which could adversely affect our business.

      We believe that our success will depend, in part, on our ability to enhance existing products and develop new products that meet the needs of a rapidly evolving marketplace and increasingly sophisticated and demanding customers. However, enhancement and development of products is a complex process involving several risks. Hiring and retaining highly qualified technical employees is critical to the success of our development efforts, and we face intense competition for these employees. Launches of products can be delayed for a variety of reasons, including the typically long development and testing periods. Further, new or improved products may also have “bugs” that hinder performance, or third party products we incorporate in, or use to build and support, our products, may contain defects that impair performance. These problems can be expensive to fix and can also result in higher technical support costs and lost customers. In addition, new products or features are sometimes built on top of older architectures or infrastructures, which can take longer to get to market, make quality assurance and support more difficult, and lead to complexity in supporting future functionality. Significant delays in new product enhancements or significant problems in creating new products may give competitors opportunities to improve their competitive position at our expense and result in declines in our revenues and earnings.

We may not be able to provide adequate customer service, which could adversely affect our customer relationships and financial performance.

      If we are unable to meet customer expectations, we could lose customers and/or receive negative publicity, which could have a significant negative impact on the financial and market success of our products. In addition, despite our efforts to maintain continuous and reliable product support and customer service, we may occasionally experience unplanned outages or technical difficulties. Lengthy and/or frequent service disruptions, particularly for services that customers consider time-sensitive, can result in negative publicity, damage to our reputation and loss of customers. This could adversely affect customer relationships and our financial performance.

Competition from larger, more established competitors with greater financial resources and from new entrants could result in price reductions and loss of current or future customers.

      The software products market is intensely competitive and faces rapid technological change. We expect competition to continue and intensify, which could result in price reductions and the loss of current or future customers. Many of our competitors have longer operating histories and customer relationships, greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in customer needs. This ability may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, there are low barriers to entry into our business because the costs to develop new products and to provide information technology services are relatively low. We do not own any technologies that preclude or inhibit competitors from entering our industry. We have filed a patent application for our Follow-On universal session management technology, which is part of Cysive Cymbio. We cannot be certain that the patent will be granted, that the patent application will not be successfully challenged or that we will realize any competitive advantage from the patent if it is granted. Therefore, we expect to continue to face additional competition from new entrants into our industry.

Our business is technology driven, and if we have difficulty responding to changing technology, industry standards and customer preferences, we could lose current and potential customers, which would reduce our revenues.

      We expect to derive a substantial portion of our revenues from creating software products that are based upon the latest, most advanced technologies and are capable of adapting to future technologies. Our success depends on our ability to offer products that stay at the forefront of continuing changes in technology, evolving industry standards and changing customer preferences. Our failure to create products that use these technologies could cause us to lose current and potential business opportunities, resulting in reduced revenues. Additionally, to the extent technology becomes standardized or simplified, there may be less demand for our products.

If our products contain software defects, it could harm our revenues and expose us to litigation.

      The software product we offer is internally complex and, despite extensive testing and quality control, may contain errors or defects. We may need to issue corrective releases of our software product to fix any defects or errors. Any defects or errors could also cause damage to our reputation or suits for damages and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our product. Accordingly, any defects or errors could have an adverse affect on our business, results of operations and financial condition.

      Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

      Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

A general decline in economic conditions could lead to reduced demand for our product.

      The continuing downturn in general economic conditions and specific declines in the technology sector has led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, in geographic areas that are significant to us, we could see a decrease in the overall demand for our products that could negatively impact our operating results.

Because our business of software products involves creating and using intellectual property, misappropriation of and disputes regarding intellectual property could harm our reputation, adversely affect our competitive position and cost us money.

      If third parties infringe or misappropriate our products, trade secrets, trademarks or other proprietary information, or if disputes arise with customers or suppliers concerning intellectual property we create for them and/or license from them, our reputation, competitive position and relationships with customers could be damaged. We could be required to spend significant amounts of time and financial resources to defend our company, and our managerial resources could be diverted.

We entered into non-compete agreements with some of our customers, which reduces the number of our potential customers and sources of revenues.

      A substantial portion of our custom software engineering services business involved the development of software applications for specific projects. Ownership of customer-specific software was generally retained by the customer, although we retained rights to some of the applications, processes and other intellectual property developed in connection with projects. We sometimes agreed, however, not to reuse this customer-specific software when building systems for a customer’s competitors. In addition, we occasionally agreed not to build any type of system for a customer’s competitors for limited periods of time, which have been as long as three years. These non-compete agreements reduce the number of our potential customers and our sources of revenues. We may enter into such non-compete agreements in the future.

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

Available Information

      Our Internet address is http://www.Cysive.com. The contents of our website are not part of this Annual Report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

Item 2.     Properties

      Our principal headquarters are in Reston, VA under a lease that expires in April 2010. We also have offices in the metropolitan areas of, Atlanta, GA; Chicago, IL; and New York, NY. We are actively attempting to sublease our Waltham, MA; Dallas, TX; and Irvine, CA offices, and a portion of our Reston, VA; Chicago, IL; and New York, NY offices as part of the restructuring plans we previously announced. We do not own any real estate. Other than our headquarters in Reston, VA, we do not consider any specific leased location to be material to our operations and believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3.	Legal Proceedings

      Cysive is not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

2002	High	Low

First Quarter	$3.65	$2.00
Second Quarter	$2.85	$2.10
Third Quarter	$2.48	$2.01
Fourth Quarter	$2.88	$2.07

2001	High	Low

First Quarter	$7.50	$3.06
Second Quarter	$4.13	$2.80
Third Quarter	$3.25	$1.93
Fourth Quarter	$3.44	$2.08

      On March 13, 2003, the last reported sale price of our common stock was $2.49 per share. As of March 13, 2003, there were approximately 161 holders of record of our common stock.

Recent Sales of Unregistered Securities

      From October 1, 2002 through December 31, 2002, we granted to certain of our employees options to purchase a total of 399,000 shares of our common stock under and pursuant to our Second Amended and Restated 1994 Stock Option Plan.

      No underwriters were involved in any of the foregoing distributions of securities. Such distributions were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act relative to options to purchase common stock. All of the foregoing options are deemed restricted securities for the purposes of the Securities Act.

Dividend Policy

      We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business, and we have no current intention to pay cash dividends. Our future dividend and distribution policy will depend on earnings, capital requirements and financial condition, requirements of the financing agreements to which the Company is then a party and other factors considered relevant by the Board of Directors.

Registration of Securities

      None.

Item 6.	Selected Financial Data

      The following selected financial data should be read together with the financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data at December 31, 2002, 2001, 2000, 1999, 1998 and the statements of operations data for each of the years in the five-year period ended

December 31, 2002 have been derived from Cysive’s financial statements for these years, which have been audited by Ernst & Young LLP, independent auditors.

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except share and per share data)
Statements of Operations Data
Revenues:
Services	$4,004	$14,691	$50,287	$25,265	$9,142
Software license	205	—	—	—	—

Total revenues	4,209	14,691	50,287	25,265	9,142
Direct costs:
Services	3,360	13,739	22,851	8,899	3,742
Software license	147	—	—	—	—

Total direct costs	3,507	13,739	22,851	8,899	3,742

Gross profit	702	952	27,436	16,366	5,400
Operating expenses:
Sales and marketing	8,767	9,529	10,773	5,491	1,824
General and administrative	9,257	12,330	23,848	7,228	2,725
Research and development	3,494	3,789	—	—	—
Stock compensation	4,561	3,143	5,843	14,851	69
Restructuring	5,945	2,098	4,710	—	—

Total operating expenses	32,024	30,889	45,174	27,570	4,618
Operating (loss) income	(31,322)	(29,937)	(17,738)	(11,204)	782
Investment income, net	5,196	8,064	7,770	432	14

(Loss) income before taxes	(26,126)	(21,873)	(9,968)	(10,772)	796
Income tax expense (benefit)	19	55	4,360	(4,369)	—

Net (loss) income	$(26,145)	$(21,928)	$(14,328)	$(6,403)	$796

Weighted average shares outstanding	29,008,503	29,521,894	26,438,946	17,629,932	13,554,000
Weighted average shares outstanding and common share equivalents	29,008,503	29,521,894	26,438,946	17,629,932	15,987,318
(Loss) earnings per share:
Basic	$(0.90)	$(0.74)	$(0.54)	$(0.36)	$0.06
Diluted	$(0.90)	$(0.74)	$(0.54)	$(0.36)	$0.05

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$8,460	$1,484	$20,674	$2,433	$612
Interest-bearing investments	123,436	149,802	148,538	45,039	—
Working capital	68,434	117,934	112,735	51,989	2,150
Total assets	137,931	161,134	186,080	61,354	3,163
Total liabilities	6,747	4,900	12,235	3,675	644
Stockholders’ equity	131,184	156,234	173,845	57,679	2,519

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion together with “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview

      Cysive, Inc. is a provider of interaction server technology through our software product, Cysive Cymbio Interaction Server, or Cysive Cymbio. We develop and deliver software that enables users to interact with enterprises over multiple communications channels and devices such as Web browsers, Web Services, rich client applications, mobile phones, PDAs, and voice. Our software product creates a seamless user experience for interactions that range from simple requests for information, to complex, multi-step business processes and long-running transactions that interact with many enterprise systems.

      Since commencing operations in 1994, we have used advanced technologies to build our customers’ software systems. Given our technology expertise, we target corporate customers who require highly complex systems to meet their growth strategies. For example, our software engineers, in collaboration with Cisco Systems, Inc. (Cisco), built Cisco’s Internetworking Products Center, or IPC, one of the world’s largest Internet commerce sites. In addition to Cisco, we have built advanced business systems for customers including Chrysler Corporation, Equifax Secure, Inc., First Union Corporation, Philips Medical Systems, N.A., Schneider Logistics, Inc., Tribune Interactive, Inc., and UUNet Technologies, Inc.

      Historically, all of our revenue has resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins, and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software product model. Accordingly, during 2001 we developed and introduced the Cysive Cymbio Interaction Server, a multi-channel, enterprise software product that uses widely supported technologies and open standards to enable users to interact with enterprises over multiple communications channels and devices. The Cysive Cymbio Interaction Server enhances a user’s experience, improves return on existing information technology investments, and increases software developer productivity. At the conclusion of the calendar year ended December 31, 2002, our business model transition was complete.

      We believe that after spending several years, and expending significant resources implementing numerous non-integrated and often incompatible software products, such as application servers, portals, enterprise application integration tools, business process management suites and Web Services platforms, enterprises continue to face key challenges in handling multi-channel interactions involving complex, multi-stage transactions, with intermittently connected users employing a myriad of access devices. Technology advances, such as the Cysive Cymbio Interaction Server, enable companies to integrate complex interactions between users and enterprises via multiple channels and devices more quickly and inexpensively.

      We currently operate in one business segment and only market our product to companies with operations in the United States.

Application of Critical Accounting Policies

      Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, accounting for research and development costs, accounting for stock-based compensation, accounting for restructuring costs, and accounting for income taxes.

      We account for the licensing of software in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements, and whether significant customization to a product is required, and if so, whether long-term contract accounting principles apply. End users receive certain benefits of our product license over time, including maintenance. To date we have not established a VSOE fair value for maintenance of our product and, therefore, to date, in those cases where long-term contract accounting principles do not apply, we have generally recognized the combined value of the product license fee and maintenance ratably over the initial maintenance period, typically one year. Changes to the elements in a software arrangement, the ability to identify VSOE fair values for those elements, and the fair value of the respective elements could materially impact the amount of earned and deferred revenue recognizable at a particular point in time. For example, once the VSOE value of maintenance is established, and assuming all other revenue recognition criteria are met, then the value of the software license revenue component of perpetual license sales will be recognized at the time of sale and previously deferred software license revenue related to earlier perpetual license sales would be recognized.

      We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (SFAS) No. 2 “Accounting for Research and Development Costs” and SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally for creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We have determined that technological feasibility for our products is reached shortly before the products are released for sale. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

      We account for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method. Accordingly, we do not recognize any stock compensation expense related to the granting of stock options with an exercise price equal to the fair value of our stock. We do recognize stock compensation expense related to the granting of stock options when the exercise price is deemed to be less than the fair market value of our stock and, also, when we issue restricted stock to employees. In our financial statements we have made pro forma disclosures required by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” using the fair value method.

      We account for restructuring expense in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (Issue 94-3). In June 2002, the FASB adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires restructurings initiated after December 31, 2002 to be accounted for using the provisions therein, with earlier application encouraged. SFAS No. 146 specifies that an exit cost only be recognized when a liability is incurred, whereas under Issue 94-3 an exit cost (as defined therein) is recognized at the date of an entity’s commitment to an exit plan. We chose to apply the accounting provisions of Issue 94-3 to account for the restructuring we initiated in the third quarter of 2002. As a result we recognized approximately $0.9 million of additional costs, on an accelerated basis, related to office space no longer used by us. Under SFAS No. 146 the accounting provisions of Issue 94-3 will continue to apply to the restructurings we initiated prior to December 31, 2002.

      We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Because we incurred losses recently and the realization of tax benefits related to our net deferred tax asset is uncertain we have provided a full valuation allowance against our net deferred tax asset. We currently do not recognize any tax benefit on a net basis from losses we incur.

Description of “Results of Operations” Components

      Through 2002, we generated nearly all of our revenues from software engineering services that were provided primarily on a time and materials basis. Services revenue was recognized and billed monthly by multiplying the number of hours expended by our software engineers in the performance of each contract by the established billing rates. Our customers reimbursed us for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements were excluded from revenues. Software license revenues consist of software license fees. Software license fees are typically recognized ratably over the initial maintenance period, or, if significant customization is performed, over the installation and customization period. Maintenance fees are recognized ratably over the maintenance term and are included in services revenue.

      Direct costs for services consist primarily of compensation and benefits for our software engineers and the non-billable portion of other direct project costs. Allocated costs related to specific employees performing quality assurance reviews for customers are also included in direct costs for services. Direct costs for software license consists primarily of software license fees paid to third parties related to software integrated into, or packaged with, our products.

      General and administrative expenses consist primarily of compensation and benefits for our management, finance, administration, human resources, information technology and recruiting personnel. In addition, general and administrative expenses include: depreciation and amortization and general operating expenses such as telephones, office supplies, travel, outside professional services and facilities costs.

      Research and development expenses include compensation and benefits for technical staff assigned to product engineering and related support and travel expenses.

      Sales and marketing expenses consist primarily of salaries, commissions, benefits, marketing programs and travel costs associated with our sales and marketing efforts. We sell our products through a direct sales force organized by geographic region.

      Restructuring expenses consist primarily of severance costs of salaries and benefits for a certain period of time for those employees identified in restructuring plans and facilities costs as approved by the board of directors.

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

Results of Operations

      The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Year Ended December 31,

	2002	2001	2000

Revenues:
Services	95.1%	100.0%	100.0%
Software license	4.9	—	—

Total revenues	100.0	100.0	100.0
Direct costs:
Services (1)	83.9	93.5	45.4
Software license (1)	71.7	—	—

Total direct costs	83.3	93.5	45.4

Gross margin	16.7	6.5	54.6
Operating expenses:
Sales and marketing	208.3	64.9	21.4
General and administrative	219.9	83.9	47.5
Research and development	83.0	25.8	—
Stock compensation	108.4	21.4	11.6
Restructuring	141.3	14.3	9.4

Total operating expenses	760.9	210.3	89.9
Operating loss	(744.2)	(203.8)	(35.3)
Investment income, net	123.5	54.9	15.5

Loss before income taxes	(620.7)	(148.9)	(19.8)
Income tax expense	0.4	0.4	8.7

Net loss	(621.1)%	(149.3)%	(28.5)%

(1)	Direct costs of services and software license are stated as a percentage of services and software licenses revenues, respectively.

Revenues (in thousands):

				Percentage Change
	Year Ended December 31,
				Fiscal 2002	Fiscal 2001
	2002	2001	2000	vs. 2001	vs. 2000

Services	$4,004	$14,691	$50,287	(72.7)%	(70.8)%
Software license	205	—	—	NM	—

Total revenues	$4,209	$14,691	$50,287	(71.4)%	(70.8)%

      The decline in services revenue since 2000 was primarily the result of reduced demand for custom application development services, and a corresponding reduction in both billable hours and hourly billing rates for our software engineering services. The decline in services revenue between 2001 and 2002 also reflected our shift in emphasis to software license sales in our marketing and sales efforts as we completed the transition of our business model from a software engineering services model to a software product model. Services revenues represented 95.1%, 100.0% and 100.0% of total revenues in 2002, 2001 and 2000, respectively. As of December 31, 2002 we exited the custom software engineering services business and are concentrating our efforts on software license sales and related maintenance and support services. As of December 31, 2002 we had four billable software engineers as compared with 222 as of December 31, 2000. The number of active customers decreased to 16 in 2002 from 53 in 2000.

      Beginning in 2002, we recognized software license revenue resulting from the licensing of our product, Cysive Cymbio. As of December 31, 2002 there were five active customers using Cysive Cymbio, and deferred revenue from these customers totaled $114,000. Demand for our product, Cysive Cymbio, is uncertain and, therefore, the revenue stream from future license sales is also uncertain. Additionally, the timing of revenue recognition related to future software license sales is uncertain, as it is, in part, dependent on when vendor specific objective evidence for the value of maintenance services, included as a part of these sales, is established.

      Direct costs (in thousands):

				Percentage Change
	Year Ended December 31,
				Fiscal 2002	Fiscal 2001
	2002	2001	2000	vs. 2001	vs. 2000

Services	$3,360	$13,739	$22,851	(75.6)%	(39.9)%
Software license	147	—	—	NM	—

Total direct costs	$3,507	$13,739	$22,851	(74.5)%	(39.9)%

      The decrease in direct costs from services since 2000 primarily resulted from multiple restructurings beginning in the fourth quarter of 2000 and continuing through the third quarter of 2002, which resulted in a lower number of software engineers and lower direct costs. As noted above, the number of billable software engineers fell from 222 as of December 31, 2000 to four as of December 31, 2002. As a percentage of revenues, direct costs from services were 83.9%, 93.5%, and 45.4% in 2002, 2001, and 2000, respectively. These varying percentages reflect different average utilization rates for our software engineers in each year. In 2001, we experienced a dramatic decrease in our average utilization rate as personnel reductions lagged falling service revenues. A relatively low utilization rate continued in 2002 as we continued with personnel reductions in response to further declines in services revenues.

      Direct costs from software licenses in 2002 represented third party technology license fees and product packaging. Third party license fees are generally amortized on a straight-line basis over the term of each license.

Operating expenses (in thousands):

				Percentage Change
	Year Ended December 31,
				Fiscal 2002	Fiscal 2001
	2002	2001	2000	vs. 2001	vs. 2000

Sales and marketing	$8,767	$9,529	$10,773	(8.0)%	(11.5)%
General and administrative	9,257	12,330	23,848	(24.9)	(48.3)
Research and development	3,494	3,789	—	(7.8)	NM
Stock compensation	4,561	3,143	5,843	45.1	(46.2)
Restructuring	5,945	2,098	4,710	183.4	(55.5)

Total operating expenses	$32,024	$30,889	$45,174	3.7%	(31.6)%

      Sales and Marketing. Sales and marketing expenses have decreased since 2000 primarily due to a reduction in sales staff headcount and lower variable compensation as sales have declined. Spending on advertising has also declined. As of December 31, 2002 we had 18 sales and marketing staff, including three technical support personnel who conduct product demonstrations and address technical issues regarding our product. We expect sales and marketing expenses to increase as we expand our direct sales force and marketing programs.

      General and Administrative. General and administrative expenses have decreased substantially since 2000 primarily due to lower support staff headcount, and also reductions in facilities costs, office and equipment expense, meeting costs, legal fees, travel expenses, recruiting costs, and bad debt expense. As a result of the restructuring in the third quarter of 2002, we expect this trend of declining general and administrative expense to continue in 2003.

      Research and Development. Research and development costs relate to the salaries and related support costs of our product engineering team, which was established in 2000 and which develops and supports our product. The slight decrease in costs between 2001 and 2002 was primarily due to a decrease in office and travel expenses for our product engineering team. As of December 31, 2002, we had 24 personnel assigned to the product engineering team, equal to the average of 24 during the year.

      Stock Compensation. The decrease in stock compensation expense in 2001, as compared with 2000, was primarily due to the cancellation of unvested options granted to employees who are no longer employed by us, the cancellation of certain restricted shares and a reduction in fair value of outstanding restricted shares originally expensed in 2000. The increase in stock compensation expense in 2002, as compared with 2001, was primarily the result of recognizing, on an accelerated basis, $2.0 million of expense related to the cancellation of certain officer and employee-held stock options during the first quarter of 2002. The amount of deferred stock compensation included as a component of stockholders’ equity as of December 31, 2002 was $0.4 million. This balance will be fully amortized by September 30, 2003.

      Restructuring. The combination of a slow economy, declining demand for custom application development and the transition of our business model required us to undertake multiple restructurings during 2000 through 2002. We initially restructured our company in the fourth quarter of 2000 and recognized $4.7 million of expense for severance-related costs and also estimated real estate costs associated with closing some satellite offices. In 2001, we incurred a net restructuring expense of $2.1 million. This included all severance-related costs due to reductions in headcount resulting from restructurings during 2001, offset by a reduction of $850,000 of the initial restructuring accrual resulting from the 2000 restructuring plan due to a revision of estimates for future expected costs. In 2002, we recorded $5.9 million in restructuring for severance-related costs, future rent expense of office space no longer used, and other associated costs. The number of employees decreased from 338 at December 1, 2000 to 124 at December 31, 2001 to 61 at December 31, 2002. The need for additional restructurings is uncertain.

Investment income, net (in thousands):

				Percentage Change
	Year Ended December 31,
				Fiscal 2002	Fiscal 2001
	2002	2001	2000	vs. 2001	vs. 2000

Investment income, net	$5,196	$8,064	$7,770	(35.6)%	3.8%

      Net investment income increased in 2001, as compared with 2000, primarily due to a higher average level of invested capital between periods. The decrease in net investment income in 2002, as compared with 2001, was the result of a combination of lower average invested capital and lower interest rates between periods. We expect that our average invested capital will continue to trend downward during 2003, as we continue to use cash and investment proceeds to finance our operations.

Income tax expense (in thousands):

				Percentage Change
	Year Ended December 31,
				Fiscal 2002	Fiscal 2001
	2002	2001	2000	vs. 2001	vs. 2000

Income tax expense	$19	$55	$4,360	(65.5)%	(98.7)%

      In 2000, because of uncertainty regarding the realization of the deferred tax benefit associated with our net deferred tax asset, we provided a full valuation allowance on the net deferred tax asset. This resulted in a net income tax expense for the year, despite having incurred a loss before taxes that year. In 2001 and 2002, we recorded income tax expense in each year as a result of reductions in expected state tax refunds from the use of loss carrybacks. As of December 31, 2002 we have collected all of our expected tax refunds, and we have no net tax asset or liability, current or deferred. We do not expect to incur any significant net income tax expense or benefit in 2003.

Quarterly Results of Operations

      The following table presents unaudited quarterly financial data for the periods indicated. We derived this data from our unaudited financial statements, and in our opinion, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Our quarterly operating results have varied significantly in the past and will continue to do so in the future due to a number of factors including, but not limited to, the volume of software license sales, changes in average billing rates, utilization rates and personnel additions or reductions, as well as the timing of expenses. Accordingly, our results for any given quarter or series of quarters are not necessarily indicative of our results for any future period. However, our quarterly operating results may represent trends that aid in understanding our business, but may be limited due to the changing of our business model.

	Quarter Ended

	Dec. 31,	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands, except per share data)
Statements of Operation Data
Revenues:
Services	$401	$1,044	$1,186	$1,373	$1,445	$2,571	$5,145	$5,530
Software license	38	70	96	1	—	—	—	—
Gross profit (loss)	187	252	198	65	38	(544)	1,792	(334)
Operating expenses:
Sales and marketing	1,580	1,660	2,562	2,965	3,264	2,318	2,016	1,931
General and administrative	1,343	2,388	2,704	2,822	2,134	2,786	3,171	4,239
Research and development	827	1,009	883	775	913	1,210	1,053	613
Stock compensation	360	211	776	3,214	912	1,120	747	364
Restructuring	—	5,945	—	—	1,259	(850)	—	1,689
Operating loss	(3,923)	(10,961)	(6,727)	(9,711)	(8,444)	(7,128)	(5,195)	(9,170)
Loss before income taxes	(2,841)	(9,497)	(5,530)	(8,258)	(6,809)	(5,226)	(3,065)	(6,773)
Net loss	(2,860)	(9,497)	(5,530)	(8,258)	(6,809)	(5,281)	(3,065)	(6,773)
Basic and diluted loss per share	$(0.10)	$(0.33)	$(0.19)	$(0.28)	$(0.23)	$(0.18)	$(0.10)	$(0.23)
As a Percentage of Revenues
Revenues:
Services	91.3%	93.7%	92.5%	100.0%	100.0%	100.0%	100.0%	100.0%
Software license	8.7	6.3	7.5	—	—	—	—	—
Gross margin	42.6	22.6	15.4	4.7	2.6	(21.2)	34.8	(6.0)
Operating expenses:
Sales and marketing	359.8	149.0	199.9	215.8	225.9	90.2	39.2	34.9
General and administrative	305.8	214.5	210.9	205.3	147.7	108.4	61.6	76.6
Research and development	188.4	90.6	68.9	56.4	63.2	47.0	20.5	11.1
Stock compensation	82.0	18.9	60.5	233.9	63.1	43.6	14.5	6.7
Restructuring	—	533.9	—	—	87.1	(33.1)	—	30.5
Operating loss	(893.4)	(984.3)	(524.8)	(706.7)	(584.4)	(277.3)	(101.0)	(165.8)
Loss before income taxes	(646.9)	(852.8)	(431.4)	(601.0)	(471.2)	(203.3)	(59.6)	(122.5)
Net loss	(651.2)	(852.8)	(431.4)	(601.0)	(471.2)	(205.4)	(59.6)	(122.5)

      Revenues. Revenues decreased from the quarter ended March 31, 2001 through the quarter ended December 31, 2002 primarily due to a general economic slowdown and reduced demand for custom application development, and a corresponding reduction in both billable hours and hourly billing rates for our software engineering services. The decrease also reflects our emphasis on software license sales in our marketing and sales efforts as we completed the transition of our business model from a software engineering services model to a software product model. The decline in software license revenues from the quarter ended June 30, 2002 through the quarter ended December 31, 2002 is primarily due to revenue being recognized using long-term contract accounting and no new software license sales in the fourth quarter of 2002. The number of active customers decreased to eight in the quarter ended December 31, 2002 from 16 in the quarter ended March 31, 2001.

      Gross Margin. Gross margin improved from (6.0)% in the quarter ended March 31, 2001 to 34.8% in the quarter ended June 30, 2001 as a result of technical staff reductions. In the third quarter of 2001 gross margin dropped to (21.2)% as a result of a continuing decline in revenues. Gross margin increased from 2.6% to 42.6% during the quarter ended December 31, 2001 though the quarter ended December 31, 2002 primarily due to the benefit of additional technical staff reductions more than offsetting a further decline in revenues.

      Sales and marketing. Sales and marketing costs as a percentage of revenues increased in the first three quarters of 2001 primarily due to the decrease in revenue growth for those periods offset by a slight increase in the overall sales and marketing expense. The significant increase in sales and marketing costs in the fourth quarter of 2001 was primarily due to an increase in marketing advertising and public relations expense related to branding initiatives and the launch of Cysive Cymbio in October 2001. The first through third quarters of 2002 showed a decrease in sales and marketing costs as a percentage of revenues due to the restructuring in the fourth quarter of 2001, which resulted in lower marketing and sales staff costs. The significant increase in sales and marketing costs as a percentage of revenues in the fourth quarter of 2002 was primarily due to significantly lower revenues generated in the fourth quarter of 2002 compared to prior quarters.

      General and administrative. General and administrative costs decreased from the quarter ended March 31, 2001 through the quarter ended December 31, 2001. General and administrative costs increased slightly in the quarter ended March 31, 2002, and continued to decrease through the quarter ended December 31, 2002. This was primarily due to the restructuring plans in 2000, 2001 and 2002, which resulted in lower support staff costs. The gradual decline in general and administrative costs was also due to decreases in bad debt expense, office and equipment expense, facilities costs and meeting costs. As a percentage of revenues, general and administrative costs increased to 205.3%, 210.9%, 214.5% and 305.8% in the first, second, third and fourth quarters of 2002, respectively, due to lower revenues generated in the four quarters.

      Research and development. Research and development costs relate to the salaries and other costs of our product engineering team who have been developing our product offerings. These costs have been relatively stable from quarter to quarter. The decrease in research and development costs from the quarter ended September 30, 2001 to the quarter ended December 31, 2001 was primarily due to the restructuring in the fourth quarter of 2001. The increase in research and development costs in the quarter ended September 30, 2002 was due to professional fees paid for the customization and integration of a third party’s product into the development tools used to design the presentation features of applications implemented on Cysive Cymbio.

      Stock compensation. Stock compensation expense for all quarters presented includes the expense related to options granted at a value below fair market value. The periods shown represent the straight-line amortization of the deferred portion of the stock compensation expense. The first quarter of 2002 includes compensation expense related to the recognition, on an accelerated basis, of $2.0 million of expense resulting from the cancellation of certain officer and employee-held stock options. Decreases in stock compensation expense are due to the reversal of previously amortized deferred stock expense for unvested options granted to employees who are no longer employed by us, cancellations of certain restricted stock shares and the adjustment of fair value of the outstanding restricted shares.

      Restructuring. In the first quarter of 2001, we recorded a restructuring charge related to the severance of technical, recruiting, sales and general and administrative personnel. We recognized a net credit to restructuring in the third quarter of 2001 due to the reevaluation of the restructuring accrual after a decision not to close some satellite offices as originally intended. The resulting credit was partially offset by a provision for severance related to the termination of technical employees in the quarter. In the fourth quarter of 2001, we recorded an additional restructuring charge related to the severance of employees. In the third quarter of

2002, we recorded a restructuring charge related to the severance of additional employees, the closing of satellite offices and the impairment of certain assets related to the offices.

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

      In June 2002, we renewed and renegotiated the terms on our line of credit with Merrill Lynch Business Financial Services Inc. We are entitled to draw up to an amount equal to the lesser of $900,000 or eighty percent of our outstanding trade receivables less amounts greater than 90 days past due. At December 31, 2002, approximately $114,000 was available for borrowing due to the reduction in our trade receivables balance. If necessary, we intend to use any borrowings under the line of credit for working capital purposes. The interest rate on amounts borrowed under the line of credit is calculated using the 30-day dealer commercial paper rate as quoted in The Wall Street Journal, plus 2.65% per annum. The credit facility expires in September 2003. Any borrowings under the line of credit will be secured by our trade receivables. At December 31, 2002, we had no outstanding borrowings under the line of credit.

      Cash and cash equivalents were $8.5 million at December 31, 2002. Investments, which reflect the application of our net proceeds from our public offerings, were $123.4 million at December 31, 2002. Net cash used in operating activities was $16.0 million for the year ended December 31, 2002. Capital expenditures of $145,000 for the year ended December 31, 2002 were used primarily for computer equipment and office equipment.

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

      We anticipate that the remaining net proceeds from our public offerings, existing sources of liquidity and funds generated from revenues and interest income, should be adequate to fund our currently anticipated cash needs through at least the next 18 months. We anticipate that we will spend $8.0-$12.0 million over the next six months and exit the quarter ending June 30, 2003 with cash, cash equivalents and interest-bearing investments of $120.0-$124.0 million. To the extent we may need to obtain financing from external sources in the form of either additional equity or indebtedness, there can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

      In December 2000, our Board of Directors authorized us to repurchase up to $25 million of our outstanding common stock at the discretion of our executive officers. As of December 31, 2002 and 2001, we had repurchased 2,721,432 and 644,406 shares of common stock at an average price of $2.31 and $2.46 per share, respectively. In December 2002, our Board of Directors extended our repurchase program through December 2004.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to interest rate risk related to our cash, cash equivalents and interest-bearing investments. Our interest-bearing investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months. As of December 31, 2002, we had total cash, cash equivalents and interest-bearing investments of $131.9 million, and this balance is expected to decline to between $120.0-$124.0 million by

June 30, 2003. We believe that a change in interest rates of 100 basis points or more could have a material impact on our investment income and cash flows.

      We are potentially exposed to interest rate risk related to our borrowings under our credit facility with Merrill Lynch & Co., Inc. We had no borrowings outstanding under our credit facility during the fiscal year ended December 31, 2002.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Cysive, Inc.

      We have audited the accompanying balance sheets of Cysive, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cysive, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 7, 2003

CYSIVE, INC.

BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$8,460	$1,484
Investments	60,460	117,459
Accounts receivable, less allowance of $98 and $125 at December 31, 2002 and 2001, respectively	133	555
Prepaid expenses and other current assets	2,291	2,381
Income tax receivable	—	126

Total current assets	71,344	122,005
Furniture, fixtures and equipment, net	2,714	5,791
Investments	62,976	32,343
Other assets	897	995

Total assets	$137,931	$161,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$164	$303
Accrued liabilities	1,708	2,671
Deferred revenue	114	62
Accrued restructuring	924	1,035

Total current liabilities	2,910	4,071
Accrued restructuring	3,837	829

Total liabilities	6,747	4,900
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 31,140,477 shares issued and 28,419,045 shares outstanding at December 31, 2002 and 29,936,316 shares issued and 29,291,910 shares outstanding at December 31, 2001.	311	299
Treasury stock, 2,721,432 and 644,406 shares repurchased at December 31, 2002 and 2001, respectively	(27)	(6)
Additional paid-in capital	201,579	205,195
Deferred stock compensation	(360)	(5,002)
Unrealized gain on investments	1,205	1,090
Accumulated deficit	(71,524)	(45,342)

Total stockholders’ equity	131,184	156,234

Total liabilities and stockholders’ equity	$137,931	$161,134

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except share and per share data)
Revenues:
Services	$4,004	$14,691	$50,287
Software license	205	—	—

Total revenues	4,209	14,691	50,287
Direct costs:
Services	3,360	13,739	22,851
Software license	147	—	—

Total direct costs	3,507	13,739	22,851

Gross profit	702	952	27,436
Operating expenses:
Sales and marketing	8,767	9,529	10,773
General and administrative	9,257	12,330	23,848
Research and development	3,494	3,789	—
Stock compensation	4,561	3,143	5,843
Restructuring	5,945	2,098	4,710

Total operating expenses	32,024	30,889	45,174
Operating loss	(31,322)	(29,937)	(17,738)
Investment income, net	5,196	8,064	7,770

Loss before income taxes	(26,126)	(21,873)	(9,968)
Income tax expense	19	55	4,360

Net loss	$(26,145)	$(21,928)	$(14,328)

Basic and diluted loss per share	$(0.90)	$(0.74)	$(0.54)
Weighted average shares outstanding	29,008,503	29,521,894	26,438,946

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Deferred	Unrealized		Total	Comprehensive
					Paid-In	Stock	Gain on	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Investments	Deficit	Equity	(Loss)

	(In thousands, except share data)
Balance at December 31, 1999.	22,818,596	$229	—	$—	$79,767	$(13,572)	$—	$(8,744)	$57,680	$(6,403)
Common stock issued upon exercise of options	2,945,936	29	—	—	1,771	—	—	—	1,800	—
Issuance of common stock in secondary public offering	3,000,000	30	—	—	123,159	—	—	—	123,189	—
Issuance of common stock from employee stock purchase plan	40,007	—	—	—	271	—	—	—	271	—
Issuance of compensatory stock options	—	—	—	—	3,903	(3,903)	—	—	—	—
Unrealized gain	—	—	—	—	—	—	501	—	501	501
Amortization of deferred stock compensation	—	—	—	—	—	4,732	—	—	4,732	—
Net loss	—	—	—	—	—	—	—	(14,328)	(14,328)	(14,328)

Balance at December 31, 2000	28,804,539	288	—	—	208,871	(12,743)	501	(23,072)	173,845	(13,827)
Common stock issued upon exercise of options	800,686	8	—	—	511	—	—	—	519	—
Issuance of restricted stock, net	152,770	1	—	—	428	—	—	—	429	—
Issuance of common stock from employee stock purchase plan	178,321	2	—	—	536	—	—	—	538	—
Purchase of treasury stock	—	—	(644,406)	(6)	(1,235)	—	—	(342)	(1,583)	—
Unrealized gain	—	—	—	—	—	—	589	—	589	589
Amortization of deferred stock compensation	—	—	—	—	(3,916)	7,741	—	—	3,825	—
Net loss	—	—	—	—	—	—	—	(21,928)	(21,928)	(21,928)

Balance at December 31, 2001	29,936,316	299	(644,406)	(6)	205,195	(5,002)	1,090	(45,342)	156,234	(21,339)

Common stock issued upon exercise of options	1,085,317	11	—	—	852	—	—	—	863	—
Cancellation of restricted stock	(820)	—	—	—	42	—	—	—	42	—
Issuance of common stock from employee stock purchase plan	119,664	1	—	—	247	—	—	—	248	—
Purchase of treasury stock	—	—	(2,077,026)	(21)	(4,503)	—	—	(37)	(4,561)	—
Unrealized gain	—	—	—	—	—	—	115	—	115	115
Amortization of deferred stock compensation	—	—	—	—	(254)	4,642	—	—	4,388	—
Net loss	—	—	—	—	—	—	—	(26,145)	(26,145)	(26,145)

Balance at December 31, 2002	31,140,477	$311	(2,721,432)	$(27)	$201,579	$(360)	$1,205	$(71,524)	$131,184	$(26,030)

See accompanying notes.

CYSIVE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(26,145)	$(21,928)	$(14,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,604	1,725	1,098
Amortization	395	333	78
Stock compensation	4,561	3,143	5,843
Restructuring charges, net	5,945	2,098	4,710
Restructuring spending	(2,343)	(4,305)	(639)
Deferred income taxes	—	—	4,766
Loss on sale of furniture, fixtures and equipment, net	50	1	102
(Benefit) provision for doubtful accounts	(27)	(1,475)	949
Changes in operating assets and liabilities:
Accounts receivable	449	7,543	(1,007)
Prepaid expenses and other current assets	169	(87)	(1,051)
Income tax receivable	126	685	(428)
Other assets	98	(9)	(703)
Accounts payable	(139)	(811)	769
Accrued liabilities	(820)	(3,268)	2,609
Deferred revenue	52	62	—

Net cash (used in) provided by operating activities	(16,025)	(16,293)	2,768
Cash flows from investing activities:
Purchase of investments	(550,590)	(583,175)	(1,453,558)
Sale of investments	577,071	582,500	1,350,560
Capital expenditures	(145)	(1,696)	(6,790)
Rebates on prior period capital expenditures	103	—	—
Proceeds from sale of fixed assets	144	—	—

Net cash provided by (used in) investing activities	26,583	(2,371)	(109,788)
Cash flows from financing activities:
Proceeds from sale of common stock	248	538	123,189
Exercise of common stock options	863	519	2,072
Repurchase of treasury stock	(4,693)	(1,583)	—

Net cash (used in) provided by financing activities	(3,582)	(526)	125,261
Increase (decrease) in cash and cash equivalents	6,976	(19,190)	18,241
Cash and cash equivalents at beginning of year	1,484	20,674	2,433

Cash and cash equivalents at end of year	$8,460	$1,484	$20,674

See accompanying notes.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization

      Cysive, Inc. (Cysive or the Company) is a provider of interaction server technology through a software product, Cysive Cymbio. The Company develops and delivers software that enables users to interact with enterprises over multiple communications channels and devices such as Web browsers, Web Services, rich client applications, mobile phones, PDAs, and voice. Historically, all of the Company’s revenues had resulted from the delivery of custom software and services solutions. Due to increasing competition, declining margins, and business volatility, in 2001 the Company began the transition of its business model from a software engineering services model to a software product model. Accordingly, during 2001 the Company developed Cysive Cymbio, a multi-channel, enterprise software product that uses widely supported technologies and open standards to enable users to interact with enterprises over multiple communications channels and devices. The Company operates in one business segment.

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

Revenue Recognition

      Through December 31, 2002 the Company has derived nearly all of its revenues from time and materials contracts. On these contracts, revenues are computed by multiplying the number of project personnel hours expended in the performance of the contract by the contract billing rates plus other directly billable costs. Reserves for possible losses on contracts, if any, are recognized in full when determined. Any prepayments by customers are recorded as deferred revenue and are recognized as services are provided. Reimbursable project costs are excluded from revenue as the Company incurs these costs on behalf of its customers.

      After the introduction of Cysive Cymbio, the Company’s revenues include software license and maintenance revenue. The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Maintenance and term license revenues are generally recognized ratably over the contract period. For software arrangements with multiple elements, revenue recognition is dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements and whether or not significant customization services are required. When significant customization services are not required and VSOE does not exist for all the elements of a software arrangement and the only undelivered element is maintenance, the entire licensing fee is recognized ratably over the contract period. When significant customization services are required in conjunction with software license sales, the software license fees and the related consulting services revenues are recognized in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method based on hours-worked as compared with estimated total hours-worked at completion.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

      Technological feasibility for the Company’s software products is reached shortly before the products are released for sale. Costs incurred after technological feasibility is established are not material and, accordingly, the Company expenses all research and development costs when incurred.

Stock-Based Compensation

      The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method. The Company has made pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” using the fair value method.

      Had compensation expense related to the stock option plans been determined based on the fair value at the grant date for options granted after 1995 consistent with the provisions of SFAS No. 148, the Company’s pro forma net loss and loss per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss — as reported	$(26,145)	$(21,928)	$(14,328)
Stock compensation expense, net of tax effects — as reported (1)	4,561	3,143	5,843
Stock compensation expense, net of tax effects — pro forma (1)	27,183	16,663	24,907
Net loss — pro forma	(48,767)	(35,448)	(33,392)
Basic and diluted loss per share — as reported	(0.90)	(0.74)	(0.54)
Basic and diluted loss per share — pro forma	$(1.68)	$(1.20)	$(1.26)

(1)	Because of the Company’s overall tax position, no tax effect applies.

      The effect of applying SFAS No. 148 on 2002, 2001 and 2000 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2001	2000

Volatility	0.97	1.59	1.96
Expected life of the option	5 years	5 years	5 years
Risk-free interest rate	3.3%	4.0%	6.0%
Dividend rate	0.0%	0.0%	0.0%

      All options granted in 2002 and 2001 were at an exercise price equal to the stock price. The weighted average fair values of the options granted in 2000 with an exercise price equal to the stock price, and with an exercise price less than the stock price, are $10.36 and $17.49 per share, respectively.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restructuring

      The Company accounts for restructuring expense in accordance with the accounting provisions of Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under this method, certain costs are recognized as an expense when the Company commits to a restructuring plan, even though a liability may not have been incurred.

Income Taxes

      The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Because the realization of tax benefits related to the Company’s net deferred tax asset is uncertain, a full valuation allowance has been provided against the net deferred tax asset.

Loss Per Share

      Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is also calculated using the weighted average number of common shares outstanding during the period as common stock equivalents are excluded because their effect would be anti-dilutive.

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

      Investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months. Investments with effective maturity dates of one year or less at the balance sheet date are classified as current, and investments with effective maturity dates of more than one year are classified as non-current. There may be significant changes on a quarterly basis in the amounts classified as current or non-current based on the maturity date of the particular investments at the balance sheet dates.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and certain investments. Cash and cash equivalents are held by several financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, which, historically, have been less than management’s expectations. The carrying amount of the receivables approximates fair value. Investments are evaluated to determine whether any unrealized losses have occurred, and any losses are recorded at the time the loss occurs.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant Customers

      For the year ended December 31, 2002, three customers individually represented 35%, 18% and 11% of the Company’s revenues. For the year ended December 31, 2001, three customers individually represented 30%, 17% and 10% of the Company’s revenues. For the year ended December 31, 2000, no individual customer accounted for greater than 10% of the Company’s revenues.

      At December 31, 2002, three customers individually represented 48%, 20% and 16% of the Company’s accounts receivable. At December 31, 2001, three customers individually represented 21%, 18% and 11% of the Company’s accounts receivable.

Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment are stated at historical cost, net of accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred, while significant improvements are capitalized. Furniture, fixtures and equipment are depreciated or amortized over their estimated useful life, on the straight-line basis, using the following useful lives:

Computers and related equipment	Three years
Software	Three years
Furniture	Five years
Leasehold improvements	Shorter of lease term or useful life
Capitalized software	Two years

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

Recent Pronouncements

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires restructurings initiated after December 31, 2002 to be accounted for using the provisions therein, with earlier application encouraged. The Company accounted for a restructuring initiated in the third quarter of 2002 using the accounting provisions of EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (Issue 94-3). SFAS No. 146 specifies that an exit cost only be recognized when a liability is incurred, whereas under Issue 94-3 an exit cost (as defined therein) is recognized as of the date of an entity’s commitment to an exit plan. Under SFAS No. 146 the accounting provisions of Issue 94-3 will continue to apply to the restructurings we initiated prior to December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” which requires prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income (loss) and earnings (loss) per share in

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

annual and interim financial statements. The Company continues to account for its stock-based compensation in accordance with APB No. 25, using the intrinsic value method and has included the pro forma disclosures required by SFAS No. 148 in the financial statements.

Note 3 — Investments

      The following is a summary of the estimated fair value of both current and long-term available-for-sale securities at December 31, 2002 and 2001 (in thousands):

	Municipal	Corporate
	Bonds	Bonds

2002
Gross amortized cost	$47,184	$75,047
Net unrealized gain	508	697

Market value	$47,692	$75,744

2001
Gross amortized cost	$59,921	$88,791
Net unrealized gain	298	792

Market value	$60,219	$89,583

      Net unrealized holding gains for the years ended December 31, 2002 and 2001 were $115,000 and $589,000, respectively. Gross realized gains and losses for the year ended December 31, 2002, 2001 and 2000 were not material. For purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

      Investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months.

Note 4 — Furniture, Fixtures and Equipment

      Major classes of furniture, fixtures and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Computers and related equipment	$2,042	$3,087
Furniture	1,243	2,201
Software	1,294	1,219
Leasehold improvements	1,723	2,461
Capitalized software	215	215

	6,517	9,183
Less accumulated depreciation and amortization	(3,803)	(3,392)

	$2,714	$5,791

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Payroll and payroll taxes	$370	$857
Bonuses	131	142
Commissions	194	34
Vacation	209	503
Accrued expenses	569	727
Other	235	408

	$1,708	$2,671

Note 6 — Accrued Restructuring Costs

      During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of slower near-term growth rates. The Company recorded a $4.7 million pre-tax restructuring charge in 2000 in order to better align its overall cost structure and organization with planned revenue levels. The restructuring charge primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of a satellite office, resulting in the write-down of assets; and 3) the accrual for professional fees related to the office closings or potential claims from severed employees. At September 30, 2001, the Company evaluated the remaining balances of the fourth quarter 2000 restructuring accrual and reduced the restructuring accrual for future rent expense by $850,000 and professional fees by $347,000. As of December 31, 2002, estimated amounts remaining to be paid total $0.9 million and are for rents payable through August 2005.

      On March 30, 2001, in anticipation of a continued declining revenue base, the Company announced an additional restructuring plan that included the termination of 95 employees consisting of engineering, recruiting, sales and general and administrative employees. As a result, approximately $1.7 million in severance-related costs was recorded as a pre-tax restructuring expense in the first quarter of 2001. In the third quarter of 2001, the Company increased this reserve by $122,000 due to actual payments of the severances exceeding the Company’s original estimate. As of December 31, 2002, the Company had made all payments related to this restructuring.

      During the third quarter of 2001, the Company approved a third restructuring plan to include an additional 19 software engineers and three administrative personnel. As a result, $225,000 in severance-related costs was recorded as a pre-tax restructuring expense. As of December 31, 2002, the Company had made all payments related to this restructuring.

      During the fourth quarter of 2001, the Company approved a restructuring plan to terminate 65 employees consisting of engineering, sales and general and administrative personnel. As a result, $1.3 million in severance-related costs was recorded as a pre-tax restructuring expense. As of December 31, 2002, the Company had made all payments related to this restructuring.

      During the third quarter of 2002, the Company approved a restructuring plan which included the following: the termination of 49 employees, consisting of engineering, sales and general and administrative employees; the closing of three satellite offices; and the intent to sublet, if possible, significant portions of its office space. As a result, the Company recorded a $5.9 million pre-tax restructuring expense during the third quarter to cover severance costs ($873,000), estimated remaining lease obligations net of anticipated sublet income ($4,241,000), the write-off of leasehold improvements ($457,000), and the write-down of furniture

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and equipment to net realizable value ($374,000). As of December 31, 2002, estimated amounts remaining to be paid total $3.9 million and are for rents payable through April 2010.

Note 7 — Line of Credit

      In 2000, the Company entered into several leases for office space that required security deposits. In certain instances, the Company entered into standby letters of credit currently with a financial institution in lieu of cash payments of these security deposits. As of December 31, 2002, the Company has three outstanding standby letters of credit, totaling $551,500 in favor of the Company’s various landlords. These letters of credit will be reduced in future periods as the Company establishes a consistent payment history. Commitment fees for these letters of credit are immaterial.

      In June 1998, the Company entered into a line of credit with a financial institution from which the Company may draw up to $1.0 million. In March 1999 and September 1999, the Company increased the amount available for withdrawal to $1.5 million and $2.5 million, respectively. In September 2001 and June 2002, the Company renewed and renegotiated the terms on the line of credit. Under the new terms, the Company is entitled to draw up to an amount equal to the lesser of $900,000 or eighty percent of the Company’s outstanding trade receivables less amounts greater than 90 days past due. Any borrowings under the line of credit will be secured by the Company’s trade receivables. At December 31, 2002, $551,500 was allocated for letters of credit for security deposits on three of the Company’s office leases, and approximately $114,000 was available for borrowing due to the reduction in the Company’s trade receivables balance. The line of credit expires in September 2003. Interest accrues on outstanding balances at the 30-day commercial paper rate as quoted in the Wall Street Journal, plus 2.65% per annum. At December 31, 2002 and 2001, there were no outstanding borrowings. Commitment fees of 0.5% paid per $500,000 of credit facility during 2002, 2001 and 2000 were not material.

Note 8 — Commitments and Contingencies

      The Company is obligated under various non-cancelable leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. The most significant of these leases is for the Company’s principal headquarters in Reston, VA which expires in April 2010.

      Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2002 are as follows:

(In millions)
2003	$2.4
2004	2.4
2005	2.1
2006	1.7
2007	1.7
Thereafter	4.2

Total minimum lease payments	$14.5

      Rental expense on operating leases was $2.2 million, $2.4 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 — Stockholders’ Equity

Stock Split

      In April 2000, the Company’s stockholders approved a two-for-one stock split in the form of a stock dividend that became effective on May 8, 2000. All share and per share amounts have been restated in these financial statements and the accompanying notes to reflect this stock split.

Equity Transactions

      On March 16, 2000, the Company completed a public offering and issued 3,000,000 shares of common stock at $43.50 per share. An additional 3,000,000 shares were sold by certain employees and stockholders at $43.50 per share. Total proceeds to the Company from this public offering, net of underwriting discounts and costs of the offering, were approximately $123.2 million.

      On April 24, 2000, the stockholders of the Company voted in favor to amend Cysive’s Certificate of Incorporation to increase the authorized shares of common stock to 500,000,000 shares from 75,000,000 shares.

      In April 2000, the Board of Directors amended the Cysive, Inc. Employee Stock Purchase Plan (ESPP), which allows eligible employees of the Company to purchase common stock through payroll deductions. Employees are eligible beginning three months from their start date and must work a minimum of 20 hours a week. A total of 2,250,000 shares of Cysive’s common stock have been reserved for issuance under the ESPP. The purchase price is the lower of 85% of the fair market value of the common stock on the day the employee began participating in the ESPP, or 85% of the fair market value of the shares on the date of purchase. During the years ended December 31, 2002, 2001, and 2000, 119,664, 178,321 and 40,007 shares, respectively, were purchased through the ESPP.

      On January 19, 2001, the Company issued 225,000 shares of restricted stock to certain employees with a vesting period of one year. The fair value of the stock on the date of issuance was $4.94 per share, for an aggregate value of $1,110,938. On June 22, 2001, an additional 3,000 shares of restricted stock were issued at a fair value of $2.80 per share for an aggregate value of $8,400. Of the 228,000 restricted shares issued in 2001, 75,230 shares were cancelled during the year ended December 31, 2001, leaving a balance of 152,770 restricted shares outstanding. During January 2002, an additional 820 shares were cancelled. On January 19, 2002, the restrictions lapsed on the remaining 151,950 shares.

      During the years ended December 31, 2002, 2001, and 2000, certain employees of the Company exercised options to purchase a combined total of 1,085,317; 800,686; and 2,945,936 shares, respectively, of common stock for $863,000; $519,000; and $1,800,000, respectively, paid in cash.

      During the year ended December 31, 2002, the Company purchased a total of 2,077,026 treasury shares for a total expense of $4.7 million. Of this amount, 65,926 shares were purchased directly from employees on January 4, 2002 at a price of $3.29 per share, and the Company recognized $132,000 of compensation expense related to this purchase. In addition, between June 20, 2002 and October 21, 2002, 2,011,100 shares were purchased on the open market at prices ranging from $2.10 to $2.35 per share representing the fair market value at the date of purchase. During the year ended December 31, 2001, the Company purchased a total of 644,406 treasury shares for a total cost of $1.6 million. Of this amount, 449,500 shares were purchased on the open market between September 6, 2001 and December 10, 2001 at prices ranging from $2.30 to $2.63 per share. In addition, between May 4, 2001 and December 4, 2001, 194,906 shares were purchased directly from employees at prices ranging from $2.34 to $3.62 per share representing the fair market value at the date of purchase.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Options

      In 1994, the Company established a stock option plan (the “1994 Option Plan”) under which 4,500,000 shares of common stock were reserved for issuance upon exercise of options granted to employees, officers and directors of the Company. As of January 1, 2000, the shares of common stock reserved for issuance was 22,700,000. In April 2000, the Board of Directors recommended and the stockholders of the Company approved an increase in the number of shares available for issuance under the 1994 Option Plan by 12,000,000. The amount of common shares reserved under the 1994 Option Plan are automatically increased by 15% of any increase in the outstanding shares of common stock (other than increases resulting from the stock issuance under the 1994 Option Plan.) At December 31, 2002, the number of shares of common stock reserved for issuance upon the exercise of options was 35,200,694, of which options to purchase 19,136,788 shares of common stock are available for grant under the 1994 Option Plan as of December 31, 2002. The price for the incentive stock options is to be not less than the fair market value at the date of grant as determined by the Board of Directors. The 1994 Option Plan provides for incentive, non-qualified and restricted stock options. Non-employees are not eligible for incentive stock options.

      In 1999, the Company granted 20% vested incentive stock options to purchase 655,974 shares of common stock and fully vested non-qualified options to purchase 2,561,526 shares of common stock at exercise prices of $0.835 and $0.415 per share (each of which was considered to be below fair market value for financial reporting purposes), respectively. In accordance with APB 25, the Company recorded $13.3 million in compensation expense. In connection with the grant of other certain options to employees during the period from April 1, 1999 through September 30, 1999, the Company recorded deferred stock compensation of approximately $15.1 million, based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. The deemed fair value for accounting purposes was determined relative to the mid-point ($5.40 per share) of the anticipated initial public offering price range as of the date of the initial filing. Such amounts are included as a reduction of stockholders’ equity and are being amortized on a straight-line method over the applicable vesting period, either three or four years, less the benefit of any stock option cancellations.

      In 2000, the Company granted non-qualified options to purchase 4,335,388 shares of common stock at exercise prices ranging from $5.688 to $24.650 per share (which was a 15% discount from the fair market value at the time of grant). In accordance with APB 25, the Company recorded $6.5 million in deferred stock compensation for the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. Such amounts are included as a reduction of stockholders’ equity and are being amortized on a straight-line method over the vesting period of four years, less the benefit of any stock option cancellations. In 2001, the Company granted non-qualified options to purchase 3,573,000 shares of common stock at exercise prices ranging from $2.110 to $3.906 per share, all priced at fair value at the time of grant. In 2002, the Company granted non-qualified options to purchase 1,235,559 shares of common stock at exercise prices ranging from $2.10 to $2.67 per share, all priced at fair value at the time of grant.

      On January 24, 2002, the Company announced a voluntary stock option exchange program for its employees. This program offered eligible employees who held options with an exercise price per share of more than $5.67 the opportunity to cancel those options in exchange for a lesser number of options to be granted at a future date but not less than six months and one day from the date of cancellation. Eligible options priced between $5.67 and $14.01 per share were exchanged for 0.5 times the number of options cancelled, and eligible options priced greater than $14.01 per share were exchanged for 0.25 times the number of options cancelled. The new options vested 25% on the date of the grant, and then will vest 25% annually on the next three anniversaries of the date of the grant. Executive officers and directors of the Company were not eligible to participate in this voluntary stock option exchange program. Options for the purchase of an aggregate of

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2,772,750 shares were eligible for the exchange. Options for the purchase of an aggregate of 1,859,558 shares were tendered for exchange and were cancelled. This cancellation resulted in an acceleration of compensation expense of $1,960,000 related to the value of these options, and as a result, during the quarter ended March 31, 2002, the Company recognized a total of $2,208,000 of expense related to these cancelled options. On August 27, 2002, the Company issued 447,059 new options under the program at an exercise price of $2.24 per share.

      Options granted expire no more than five years from the date of grant for individuals owning 10% or more of the Company’s outstanding common shares and 10 years from the date of grant for all other recipients. Except as otherwise noted above, options granted through July 19, 1999 vest in accordance with the following schedule: one year from the date of the grant — 25%; two years from the date of the grant — 25%; and three years from the date of the grant — the remaining 50%. Options granted subsequent to July 19, 1999 vest 25% per year for four years.

      The Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized related to options granted to employees at fair value during 2002, 2001 and 2000.

      Common stock option activity was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1999	13,261,848	$1.63
Granted	8,740,251	$12.58
Exercised	(2,945,936)	$0.61
Cancelled or expired	(3,108,346)	$12.37

Outstanding at December 31, 2000	15,947,817	$5.73
Granted	3,573,000	$3.06
Exercised	(800,688)	$0.65
Cancelled or expired	(4,778,154)	$6.50

Outstanding at December 31, 2001	13,941,975	$5.07
Granted	1,235,559	$2.25
Exercised	(1,085,317)	$0.79
Cancelled or expired	(5,771,797)	$10.20

Outstanding at December 31, 2002	8,320,420	$1.64

      The following table summarizes information regarding stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.00 - $ 2.50	6,152,154	4.1	$0.86	5,123,976	$0.62
$2.51 - $ 5.00	1,616,000	8.2	$3.08	500,875	$3.08
$5.01 - $17.56	552,266	7.6	$6.21	282,883	$6.20

$0.00 - $17.56	8,320,420	5.1	$1.64	5,907,734	$1.10

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Equivalents

      Based on the closing price of $2.70 per share for the Company’s common stock on December 31, 2002, and using the treasury stock method for determining the amount of common stock equivalents, the number of common stock equivalent shares related to stock options outstanding as of December 31, 2002 was 4,204,620.

Note 10 — Employee Benefit Plan

      The Company has a 401(k) Savings Plan (the “Plan”) in which employees are eligible to participate beginning on the first day of the quarter subsequent to their hire date and upon attaining age 21. The Plan allows employees to contribute up to 15% of their bi-weekly compensation, subject to the statutory limitations. The Company matches employee contributions up to the first six percent of each participant’s bi-weekly compensation, subject to statutory limitations. The Company’s contributions to the Plan are discretionary as authorized by the Board of Directors. Expense reflected in the Statements of Operations relating to the Plan was $0.6 million, $1.1 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 11 — Income Taxes

      At the end of 2000, as a result of the Company’s then current and expected future operating losses, the Company provided a full valuation allowance on all of the Company’s net deferred tax assets. Subsequent increases in the Company’s net deferred tax assets, principally resulting from losses from continuing operations, have been offset by corresponding increases in the valuation allowance. Income tax expense recognized subsequent to 2000 reflects adjustments to state income taxes receivable.

      During 2000 through 2002, certain grantees of non-qualified and incentive stock options exercised their options and periodically sold the common stock issued upon such exercise. As of December 31, 2002 and 2001, these sales created cumulative gross non-operational tax benefits to the Company of $13.3 million and $13.2 million, respectively, and are reflected on the net operating loss and credits line in the table below.

      The Company had cumulative net operating losses at December 31, 2002, of $71.9 million. These attributes begin to expire in 2019 if unused. Additionally, the Company had R&D credits of $0.3 million. These credits begin to expire in 2004. Utilization of these attributes may be subject to limitations in the event of significant changes in stock ownership of the Company.

      Deferred income taxes also reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Components of the Company’s net deferred tax balances are as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss and credits	$28,397	$22,939
Accrued expenses	2,146	922
Stock compensation	4,636	5,694
Depreciation	78	—
Asset reserves	38	48

Total deferred tax assets	35,295	29,603

Deferred tax liabilities:
Depreciation	—	(54)

Total deferred tax liabilities	—	(54)

Net deferred tax asset	35,295	29,549
Valuation allowance	(35,295)	(29,549)

Net deferred tax asset, less valuation allowance	$—	$—

      Because of the Company’s overall tax position, the net unrealized gain on investments included as a component of stockholders’ equity of $1,205,000 and $1,090,000 at December 31, 2002 and 2001, respectively, has not been reduced by a potential deferred tax liability of $467,000 and $425,000, respectively.

      The components of the provision for income taxes are as follows:

	December 31,

	2002	2001	2000

	(In thousands)
Current tax expense (benefit):
Federal	$—	$—	$(660)
State	19	—	(129)
Deferred tax expense (benefit):
Federal	(7,759)	(6,629)	(13,091)
State	(1,756)	(1,512)	(2,987)

Net benefit for income taxes	(9,496)	(8,141)	(16,867)
Change in valuation allowance	9,515	8,196	21,227

Net income tax expense (benefit)	$19	$55	$4,360

CYSIVE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The difference between the actual income tax provision and the federal statutory income tax benefit computed by applying the statutory federal rate to loss before taxes was attributable to the following:

	December 31,

	2002	2001	2000

	(In thousands)
Federal statutory income tax benefit	$(8,883)	$(7,437)	$(3,311)
State taxes (net of federal benefit)	(1,109)	(998)	(409)
Permanent items	809	294	(13,147)
Tax credits	(63)	—	—
Effect of asset valuation allowance	9,265	8,196	21,227

	$19	$55	$4,360

Note 12 — Loss Per Share

      The following table summarizes the computation of basic and diluted loss per share for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except share and per share data)
Numerator:
Net loss	$(26,145)	$(21,928)	$(14,328)
Denominator:
Weighted average shares outstanding	29,008,503	29,521,894	26,438,946
Weighted average effect of common stock equivalents outstanding	—	—	—

	29,008,503	29,521,894	26,438,946

Loss per share:
Basic	$(0.90)	$(0.74)	$(0.54)
Diluted	$(0.90)	$(0.74)	$(0.54)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The following table presents information about each of our executive officers and directors.

Name	Age	Position(s)

Nelson A. Carbonell, Jr.	39	Chairman of the Board, President, Chief Executive Officer and Director
John R. Lund	40	Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Ken R. Hargrave	41	Vice President
John N. Carbonell	32	Vice President
R. Eugene Willingham	36	Vice President
Woodrow W. Angle, Jr.	48	Vice President
Jon S. Korin	48	Director
Daniel F. Gillis	56	Director
Kenneth H. Holec	48	Director

      Nelson A. Carbonell, Jr. founded Cysive and has served as President, Chief Executive Officer and Chairman of the board of directors since we commenced operations in 1994. Mr. Carbonell serves on the Executive Committee of the Washington-Baltimore Young President’s Organization, and he is a member of the Board of Trustees of George Washington University. Mr. Carbonell received a B.S. in Electrical Engineering from George Washington University in 1985. Mr. Carbonell is the brother of John N. Carbonell and is the brother-in-law of R. Eugene Willingham.

      John R. Lund has served as our Treasurer since December 1995, our Chief Financial Officer since April 1997, our Secretary since April 1999 and as a Director since April 1999. Mr. Lund received a B.S. in Accounting from Brigham Young University in 1986.

      Ken R. Hargrave has served as our Vice President, Product Deployment since August 2002, and manages our product implementations. From June 2001 to July 2002, Mr. Hargrave served as our Vice President, Services and managed our professional services operations. From January 2001 to May 2001, Mr. Hargrave served as our Vice President, Customer Practice Group — West, and managed our operations in Southern California, Mountain View, Denver and Chicago. From June 2000 to December 2000, Mr. Hargrave served as our Director of Operations — West, and managed our operations in Southern California, Mountain View, Denver and Chicago. From October 1999 to May 2000, Mr. Hargrave served as our Regional Director of Southern California. From October 1995 to September 1999, Mr. Hargrave served as one of our Project Managers. Mr. Hargrave received his B.S. in Computer Science from Rochester Institute of Technology in 1985.

      John N. Carbonell has served as our Vice President, Operations since June 2001, and manages our sales and recruiting operations. From January 2001 to May 2001, Mr. Carbonell served as our Vice President, Customer Practice Group — East, and managed our operations in New York, Reston, Atlanta and Dallas. From June 2000 to December 2000, Mr. Carbonell served as our Director of Operations — East, and managed our operations in New York, Reston, Atlanta and Dallas. From January 2000 to May 2000, Mr. Carbonell served as our Director of Operations for Reston. From August 1998 to December 1999, Mr. Carbonell served as one of our Project Managers. From July 1995 to August 1998, Mr. Carbonell served as one of our Senior Developers. Mr. Carbonell received his B.S. in Electrical Engineering from the University of Pennsylvania in 1992. Mr. Carbonell is the brother of Nelson A. Carbonell, Jr.

      R. Eugene Willingham has served as our Vice President, Product Engineering since January 2001. From June 2000 to December 2000, Mr. Willingham served as our Director of Operations for New Office Development. From January 2000 to May 2000, Mr. Willingham served as the Director of Operations for our New York office. From June 1997 to December 1999, Mr. Willingham served as our Director of Operations for the East. From September 1996 to June 1997, Mr. Willingham served as one of our Project Managers. Mr. Willingham received his B.S. in Aerospace Engineering from the University of Maryland in 1989. Mr. Willingham is the brother-in-law of Nelson A. Carbonell, Jr.

      Woodrow W. Angle, Jr. has served as our Vice President, Strategic Alliances since June 2002. Prior to joining Cysive, Mr. Angle served as Vice President, Strategic Alliances at Clarus Corporation from September 2001 to May 2002, Vice President, Key Account Sales at Manugistics Group, Inc. from July 2000 to August 2001, Vice President, Sales at ProcureNet, Inc. from January 2000 to June 2000, Vice President, Sales at 3-G International, Inc. from January 1999 to December 1999, and Vice President, Sales at NEC Computer Systems, Inc. from April 1995 to October 1998. Mr. Angle received his B.A. in Marketing from Virginia Tech in 1976.

      Jon S. Korin has served as a Director since April 1997. Since April 2001, Mr. Korin has served as Executive Director, Strategic Development for Northrop Grumman Information Technology, a $4 billion sector of Northrop Grumman Corporation. Since 1993, he served in a similar role for Litton PRC, Inc., a provider of information technology and systems-based solutions for the U.S. government and commercial customers. Litton PRC was acquired by Northrop Grumman in April 2001. Mr. Korin received a B.S. from The Wharton School of the University of Pennsylvania in May 1976.

      Daniel F. Gillis has served as a Director since June 2001. Mr. Gillis formerly served as President, Chief Executive Officer and Director of SAGA Systems, Inc. from May 1996 until its purchase by Software AG in February 2001. Mr. Gillis received a BS degree in Management from the University of Rhode Island in 1968.

      Kenneth H. Holec has served as a Director since May 2001. He has served as the interim CEO and a director of PeopleClick, Inc. since January 2002. He served as President, Chief Executive Officer and Director of ShowCase, Inc., a worldwide provider of enterprise intelligence software solutions, from November 1993 until February 2002 at which time ShowCase, Inc. was acquired by SPSS, Inc. Mr. Holec has served as a Director of Stellent Corporation (formerly IntraNet Solutions, Inc.) since January 1998 and as a Director of SPSS, Inc. since February 2002. Mr. Holec received a B.S. in Business Administration from the University of Minnesota in 1977.

Board Composition

      We currently have five directors whose terms of office are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in May 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005. The Class I directors are Messrs. Carbonell and Gillis, the Class II directors are Messrs. Lund and Holec, and the Class III director is Mr. Korin. At each annual meeting of stockholders after the initial classification or special meeting held in place of an annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or similar special meeting. If the board of directors increases the number of directors, the newly created directorships will be distributed among the three classes so that each class of directors will, as nearly as possible, consist of one-third of the directors. This classification of our board of directors may delay or prevent changes in control or management of Cysive.

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

      The information is incorporated herein by reference to our definitive 2003 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The following table provides certain information with respect to equity awards under the 1994 Option Plan as of December 31, 2002.

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weight-average exercise price	equity compensation plans
	outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	8,320,420	$1.64	19,136,788
Equity compensation plans not approved by stockholders	—	—	—

Total	8,320,420	$1.64	19,136,788

      Additional information is incorporated herein by reference to our definitive 2003 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

      The information is incorporated herein by reference to our definitive 2003 Proxy Statement.

Item 14.	Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1) The following financial statements of Cysive, Inc. and report of independent auditors are included in Item 8 of this Form 10-K:

•	Report of Ernst & Young, LLP, Independent Auditors.

•	Balance Sheets as of December 31, 2002 and 2001.

•	Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

•	Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

•	Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

•	Notes to Financial Statements.

(a)(2)	The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2:

•	Report of Independent Auditors on the Financial Statement Schedule.

•	Schedule II — Valuation and Qualifying Accounts.

      All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in our financial statements or the notes thereto, are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits are either provided with this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
4.1	Form of Common Stock Certificate(1)
10.1	Second Amended and Restated 1994 Stock Option Plan(2)
10.2	Amended and Restated Stock Option Plan(1)
10.3	Employee Stock Purchase Plan(3)
10.4	401(k) Plan(1)
10.5	Employment Agreement between Cysive, Inc. and Nelson A. Carbonell, Jr.(1)
10.6	Employment Agreement between Cysive, Inc. and John R. Lund(1)
10.16	Revolving Credit Agreement between Cysive, Inc. and Merrill Lynch & Co.(1)
10.17	Letter Agreement between Cysive, Inc. and Merrill Lynch & Co.(3)
10.18	Lease Agreement by and between Cysive, Inc. and Parkridge Five Associates Limited Partnership(1)
10.22	Amendment No. 1 to Executive Employment Agreement between Cysive, Inc. and Nelson A. Carbonell, Jr.(3)
10.23	Amendment No. 1 to Executive Employment Agreement between Cysive, Inc. and John R. Lund(3)
10.24	Employment Agreement between Cysive, Inc. and John N. Carbonell(4)
10.25	Employment Agreement between Cysive, Inc. and Ken R. Hargrave(4)
10.26	Employment Agreement between Cysive, Inc. and R. Eugene Willingham(4)
10.27	Employment Agreement between Cysive, Inc. and Woodrow Angle(5)

Exhibit
No.	Description

23.1	Consent of Ernst & Young LLP(6)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-85651).

(2)	Incorporated by reference to our 2001 Definitive Proxy Statement on Form DEF 14A (File No. 000-27607).

(3)	Incorporated by reference to our 2000 Annual Report on Form 10K (File No. 000-27607).

(4)	Incorporated by reference to our 2002 Definitive Proxy Statement on Form DEF 14A (File No. 000-27607).

(5)	Incorporated by reference to our Quarterly Report for the period ending June 30, 2002 on Form 10-Q (File No. 000-27607)

(6)	Filed herewith

(b) Reports on Form 8-K.

•	Current Report on Form 8-K, filed with the Commission on November 14, 2002.

•	Current Report on Form 8-K, filed with the Commission on December 23, 2002.

(d) The following financial statement schedule is filed herewith:

•	Schedule II — Valuation and Qualifying Accounts.

      Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our financial statements or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Reston, Commonwealth of Virginia, on March 19, 2003.

CYSIVE, INC.

By:	/s/ NELSON A. CARBONELL, JR.

Nelson A. Carbonell, Jr.
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on March 19, 2003.

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

Certification of Chief Executive Officer

I, Nelson A. Carbonell, Jr., hereby certify that:

      1.     I have reviewed this annual report on Form 10-K of Cysive, Inc., a Delaware corporation (the “Company”);

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

      4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

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

      6.     The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NELSON A. CARBONELL, JR.

Nelson A. Carbonell, Jr.
Chief Executive Officer

March 19, 2003

Certification of Chief Financial Officer

I, John R. Lund, hereby certify that:

      1.     I have reviewed this annual report on Form 10-K of Cysive, Inc., a Delaware corporation (the “Company”);

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

      4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

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

      6.     The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN R. LUND

John R. Lund
Chief Financial Officer

March 19, 2003

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

      We have audited the financial statements of Cysive, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 7, 2003 (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 7, 2003

S-1

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Years Ended December 31, 2002, 2001, 2000

	Balance at	Charged to	Charged to	Balance at
	Beginning of	Costs and	Other	End of
Description	Period	Expenses	Accounts	Period

	(In Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$125	—	$(27)	$98
Year ended December 31, 2001	1,600	(1,257)	(218)	125
Year ended December 31, 2000	651	2,359	(1,410)	1,600

RESTRUCTURING RESERVE

Years Ended December 31, 2002, 2001, 2000

	Balance at	Charged to	Charged to	Balance at
	Beginning of	Costs and	Other	End of
Description	Period	Expenses	Accounts	Period

	(In Thousands)
Restructuring Reserve:
Year ended December 31, 2002	$1,864	$5,945	$(3,048)	$4,761
Year ended December 31, 2001	4,071	2,098	(4,305)	1,864
Year ended December 31, 2000	—	4,710	(639)	4,071

ALLOWANCE FOR DEFERRED TAX ASSET

Years Ended December 31, 2002, 2001, 2000

	Balance at	Charged to	Charged to	Balance at
	Beginning of	Costs and	Other	End of
Description	Period	Expenses	Accounts	Period

	(In Thousands)
Allowance for deferred tax asset:
Year ended December 31, 2002	$29,549	$9,515	$(3,769)	$35,295
Year ended December 31, 2001	21,227	8,196	126	29,549
Year ended December 31, 2000	—	21,227	—	21,227

S-2