Form 10-Q
period 2003-03-31
CYSIVE INC
filed 2003-05-15
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes      No X

     As of May 14, 2003, 28,460,207 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYSIVE, INC.

Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$2,543	$8,460
Interest-bearing investments	72,619	60,460
Accounts receivable, less allowance of $34 and $98 at March 31, 2003 and December 31, 2002, respectively	73	133
Prepaid expenses and other current assets	1,986	2,291

Total current assets	77,221	71,344

Furniture, fixtures and equipment, net	2,341	2,714
Interest-bearing investments, less current portion	53,819	62,976
Other assets	897	897

Total assets	$134,278	$137,931

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$54	$164
Accrued liabilities	1,466	1,708
Deferred revenues	91	114
Accrued restructuring	737	924

Total current liabilities	2,348	2,910

Accrued restructuring, less current portion	3,378	3,837

Total liabilities	5,726	6,747
Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 500,000,000 shares authorized; 31,157,970 shares issued and 28,436,538 shares outstanding at March 31, 2003 and 31,140,477 shares issued and 28,419,045 shares outstanding at December 31, 2002	312	311
Treasury stock, 2,721,432 shares repurchased at March 31, 2003 and December 31, 2002	(27)	(27)
Additional paid-in capital	201,562	201,579
Deferred stock compensation	(165)	(360)
Unrealized gain on interest-bearing investments	1,074	1,205
Accumulated deficit	(74,204)	(71,524)

Total stockholders’ equity	128,552	131,184

Total liabilities and stockholders’ equity	$134,278	$137,931

See accompanying notes

CYSIVE, INC.

Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues:
Services	$53	$1,373
Software license	35	1

Total revenues	88	1,374

Direct costs:
Services	7	1,279
Software license	43	30

Total direct costs	50	1,309

Gross profit	38	65

Operating expenses (benefit):
Sales and marketing	1,463	2,965
General and administrative	1,675	2,822
Research and development	787	775
Stock compensation	145	3,214
Restructuring	(337)	—

Total operating expenses	3,733	9,776

Operating loss	(3,695)	(9,711)

Investment income, net	1,015	1,453

Net loss	$(2,680)	$(8,258)

Basic and diluted net loss per share	$(0.09)	$(0.28)

Weighted average shares outstanding	28,435,948	29,363,442

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,680)	$(8,258)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277	461
Amortization	98	100
Stock compensation	145	3,214
Restructuring benefit	(337)	—
(Gain) loss on sale of furniture, fixtures and equipment, net	(2)	4
Benefit for doubtful accounts	(64)	—
Changes in assets and liabilities:
Accounts receivable	124	(624)
Prepaid expenses and other current assets	305	637
Income tax receivable	—	10
Other assets	—	(40)
Accounts payable	(110)	(28)
Accrued liabilities	(242)	(343)
Deferred revenues	(23)	155
Restructuring spending	(309)	(622)

Net cash used in operating activities	(2,818)	(5,334)

Cash flows from investing activities:
Purchases of investments	(70,492)	(155,673)
Sales and maturities of investments	67,359	168,945
Capital expenditures	(23)	(16)
Proceeds from sale of fixed assets	23	—
Rebates from prior period capital expenditures	—	60

Net cash (used in) provided by investing activities	(3,133)	13,316

Cash flows from financing activities:
Proceeds from sale of common stock	30	62
Exercises of common stock options	4	106
Purchases of treasury stock	—	(217)

Net cash provided by (used in) financing activities	34	(49)

(Decrease) increase in cash	(5,917)	7,933
Cash at beginning of period	8,460	1,484

Cash at end of period	$2,543	$9,417

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

1. Basis of presentation

     The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2002, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results for the full year.

     Certain amounts in the prior period financial statements have been reclassified to conform to the current quarter presentation.

     Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” using the fair value method appear in the table below.

     Had compensation expense related to stock option plans been determined based on the fair value at the grant date for options granted after 1995 consistent with the provisions of SFAS No. 148, the Company’s pro forma net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net loss — as reported	$(2,680)	$(8,258)

Add: Stock compensation expense – as reported (1)	145	3,214

Deduct: Stock compensation expense – pro forma (1)	(1,847)	(15,899)

Net loss — pro forma	(4,382)	(20,943)

Basic and diluted loss per share – as reported	(0.09)	(0.28)

Basic and diluted loss per share – pro forma	$(0.15)	$(0.71)

(1)	Because of the Company’s overall tax position, no tax effect applies.

     The effect of applying SFAS No. 148 on the three months ended March 31, 2003 and 2002 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other things, the vesting period of the stock options, the fair value of future grants of stock options and the potential issuance of restricted stock.

     Restructuring

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires restructurings initiated after December 31, 2002 to be accounted for using the provisions therein, with earlier application encouraged. The Company accounted for restructurings initiated prior to December 31, 2002 using the accounting provisions of Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (Issue 94-3). Under SFAS No. 146, the accounting provisions of Issue 94-3 will continue to apply to restructurings initiated prior to December 31, 2002, and therefore, the adoption of this standard has no impact on the Company’s financial statements with respect to these restructurings. The impact of the adoption of this standard with respect to future restructurings and financial statements for future periods is not known or reasonably estimable.

2. Revenue recognition

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

3. Software development costs

     SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

4. Stock compensation expense

     In 1999, prior to its initial public offering, the Company granted stock options to purchase shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value of the options granted. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest, which extends through September 2003, less the benefit of any stock options cancelled. Stock options granted in 2001 and 2002 were at exercise prices equal to the fair market value of the common stock on the date of grant, and therefore, no compensation expense has been recognized related to these grants. No stock options were granted during the three months ended March 31, 2003.

     During the first quarter of 2003, the Company recognized $145,000 of stock compensation expense related to outstanding stock options that were issued with exercise prices below fair market value. The deferred stock compensation component of stockholders’ equity was further reduced by $50,000 during the first quarter of 2003 due to stock options cancelled as a result of employee terminations in the quarter.

     During the first quarter of 2002, the Company recognized $3,214,000 of stock compensation expense. During that quarter, the Company cancelled certain employee-held stock options, resulting in an acceleration of compensation expense related to the value of these options, and the Company recognized $2,208,000 of expense related to these cancellations. During that quarter, the Company also recognized $834,000 of stock compensation expense related to outstanding stock options that were issued with exercise prices below fair market value. Additionally, in January 2002, the Company purchased 65,926 shares of its own common stock from employees. Of these, 63,676 shares were purchased from employees within six months of issuance as a result of stock option exercises. Accordingly, the Company recognized stock compensation expense of $132,000 related to these purchases. During the quarter ended March 2002, the Company also recognized $40,000 of stock compensation expense related to certain restricted stock granted in 2001.

5. Loss per share

     The Company presents basic and diluted loss per share as one line item. Basic and diluted loss per share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

     Based on the closing price of $2.58 per share for the Company’s common stock on March 31, 2003, and using the treasury stock method for determining the amount of common stock equivalents, the number of common stock equivalent shares related to stock options outstanding as of March 31, 2003 was 4,093,093.

6. Comprehensive loss

     Comprehensive loss includes net loss and unrealized gains and losses on investments. For the three months ended March 31, 2003 and 2002, comprehensive loss was $2.8 million and $9.1 million, respectively.

7. Interest-bearing investments

     Investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months. Investments with effective maturity dates of one year or less at the balance sheet date are classified as current, and investments with effective maturity dates of more than one year are classified as non-current. There may be significant changes on a quarterly basis in the amounts classified as current or non-current based on the effective maturity dates of the particular investments at the balance sheet dates.

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

8. Accrued restructuring

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of declining sales. As a result, the Company recorded a $4.7 million pre-tax restructuring expense primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of a satellite office, resulting in the write-down of assets; and 3) the accrual for professional fees related to the office closing or potential claims from severed employees. During the three months ended March 31, 2003, the Company paid approximately $90,000 for rental costs related to this restructuring. Cumulative lease obligation and related office costs incurred as of March 31, 2003 totaled $773,000. During the quarter, the office space was sublet from April 2003 through the remaining term with sublease payments commencing June 1, 2003 and estimated to total $315,000, net of brokerage commissions, over the remaining term. Principally as a result of entering into this sublease, the Company reduced the accrued liability for this restructuring by $337,000 through a credit to restructuring expense. As of March 31, 2003, estimated amounts remaining to be paid total $436,000 and are for rents payable, net of sublease income, through August 2005.

     During the third quarter of 2002, the Company approved a restructuring plan which included the following: the termination of 49 employees, consisting of engineering, sales and general and administrative employees; the closing of three satellite offices; and the intent to sublet, if possible, significant portions of its office space. As a result, the Company recorded a $5.9 million pre-tax restructuring expense during the third quarter of 2002 to cover severance costs ($873,000), estimated remaining lease obligations net of anticipated sublet income ($4,241,000), the write-off of leasehold improvements ($457,000), and the write-down of furniture and equipment to net realizable value ($374,000). During the three months ended March 31, 2003, the Company paid approximately $219,000 for rental costs related to this restructuring. Cumulative lease obligation and related office costs incurred as of March 31, 2003 totaled $711,000. Estimated amounts remaining to be paid as of March 31, 2003, total $3.7 million and are for rents payable, net of sublease income, through April 2010.

9. Subsequent events

     On May 13, 2003, the Company announced that it had retained Broadview International LLC to assist the Company in considering strategic alternatives, including a possible sale of the Company. The Company further announced that it was in discussions with various third parties regarding a possible acquisition of the Company and that it had formed a special committee of independent directors for the purpose of evaluating strategic alternatives and any offers the Company may receive. There can be no assurance, however, that any transaction will occur, and, if any transaction does occur, what the structure or terms would be of such a transaction.

     In April 2003, the Company executed a termination agreement on its office space in New York City. As a result, the Company will be relieved from a future lease obligation of approximately $1.7 million in exchange for a payment of $690,000 and the transfer of its New York office furniture and leasehold improvements, which have a combined net book value of $286,000. The Company expects to record, in the second quarter of 2003, additional restructuring expense of approximately $1.0 million relating to this lease termination.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

     The following discussion and analysis compares the three months ended March 31, 2003 to the corresponding period ended March 31, 2002 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our continued significant losses; the implementation of our new unproven business model; uncertain demand for our product; our ability to manage growth and attract and retain highly trained and experienced employees; increased competition in the electronic business industry; and our ability to respond to new technological advances in the software products industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable securities laws.

Overview

     Cysive, Inc. is a provider of interaction server technology that enables users to interact with enterprise applications and data across multiple communications channels, devices and intermittent connections. We develop and deliver software that enables users to interact with enterprises over multiple communications channels and devices such as Web browsers, Web Services, rich client applications, mobile phones, PDAs and voice. Our software product creates a seamless user experience for interactions that range from simple requests for information, to complex, multi-step business processes and long-running transactions that interact with many enterprise systems.

     Historically, nearly all of our revenues have resulted from the delivery of custom software and services solutions to our customers. Due to increasing competition, declining margins and business volatility, in 2001 we began the transition of our business model from a software engineering services model to a software products model. Accordingly, during 2001 we developed the Cysive Cymbio Interaction Server™, or Cysive Cymbio®, a multi-channel, enterprise software product that uses widely supported technologies and open standards to enable users to interact with enterprises over multiple communications channels, devices and intermittent connections. The Cysive Cymbio Interaction Server enhances a user’s experience, improves return on existing information technology investments, and reduces call center, systems management and maintenance costs. At the conclusion of the year ended December 31, 2002, our business model transition was complete.

     We believe that after spending several years, and expending significant resources implementing numerous non-integrated and often incompatible software products, such as application servers, portals, enterprise application integration tools, business process management suites and Web Services platforms, enterprises continue to face key challenges in handling multi-channel interactions involving complex, multi-stage transactions, with intermittently connected users employing a myriad of access devices. We also believe enterprises are moving to a multi-channel access approach using Web, Web Services, wireless and voice to interact with their employees, customers, suppliers, partners and distributors. Enterprises often lack a facility to manage these disparate systems, resulting in increased costs for the enterprise, and a less satisfactory experience for the user. Technology advances, such as the Cysive Cymbio Interaction Server, enable companies to integrate complex interactions between users and enterprises via multiple channels and devices, providing an improved user experience more quickly and inexpensively.

     During the three months ended March 31, 2003, we executed three renewals for maintenance and support for Cysive Cymbio. As of March 31, 2003, the maintenance and support amounts related to these renewals are included in deferred revenues. We did not license our product to any new customers during this quarter.

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of license sales, the amount and timing of our customers’ expenditures, and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended March 31, 2003 and 2002, our five largest customers represented 100.0% and 84.3% of our revenues, respectively.

Results of Operations

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Three months ended
	March 31,

	2003	2002

Revenues
Services	60.2%	99.9%
Software license	39.8	0.1

Total revenues	100.0	100.0

Direct costs
Services (1)	13.2	93.2
Software license (1)	122.9	NM

Total direct costs	56.8	95.3

Gross profit	43.2	4.7

Operating expenses (benefit):
Sales and marketing	1,662.5	215.8
General and administrative	1,903.4	205.3
Research and development	894.3	56.4
Stock compensation	164.8	233.9
Restructuring	(383.0)	—

Total operating expenses	4,242.0	711.4

Operating loss	(4,198.8)	(706.7)

Investment income, net	1,153.3	105.7

Net loss	(3,045.5)%	(601.0)%

(1)     Direct costs of services and software license are stated as a percentage of services and software license revenues, respectively.
NM – Not meaningful.

Revenues (in thousands):

	Three Months Ended
	March 31,
			Percentage
	2003	2002	Change

Services	$53	$1,373	(96.1)%
Software license	35	1	NM

Total revenues	$88	$1,374	(93.6)%

     The decrease in services revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily due to our transition to a software license sales business model. As of the end of 2002, we exited the custom software engineering services business and concentrated our efforts on software sales and related maintenance and support services. Services revenue represented 60.2% and 99.9% of total revenues for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had four billable software engineers as compared to 38 for the same period in the prior year.

     Software license revenues result from the licensing of our product, Cysive Cymbio. To date, we have sold only a limited number of Cysive Cymbio licenses. Demand for our product is uncertain and, therefore, the revenue stream from future license sales is also uncertain. Additionally, the timing of revenue recognition related to future software license sales is uncertain, as it is, in part, dependent on when vendor specific objective evidence for the value of maintenance services, included as a part of these sales, is established.

Direct costs (in thousands):

	Three Months Ended
	March 31,
			Percentage
	2003	2002	Change

Services	$7	$1,279	(99.5)%
Software license	43	30	43.3

Total direct costs	$50	$1,309	(96.2)%

     The decrease in direct costs for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily due to the restructuring in the third quarter of 2002 resulting from our decision to exit the custom software engineering services business. Direct costs from software licenses represented third party technology license fees and product packaging. Third party license fees are generally amortized on a straight-line basis over the term of each license.

Operating expenses (benefit) (in thousands):

	Three Months Ended
	March 31,
			Percentage
	2003	2002	Change

Sales and marketing	$1,463	$2,965	(50.7)%
General and administrative	1,675	2,822	(40.6)
Research and development	787	775	1.5
Stock compensation	145	3,214	(95.5)
Restructuring	(337)	—	—

Total operating expenses	$3,733	$9,776	(61.8)%

     Sales and Marketing. The decrease in sales and marketing expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily due to a reduction in sales staff headcount and lower variable compensation as sales have declined. Spending on advertising and public relations has also declined. As of March 31, 2003, we had 15 sales and marketing staff, including three technical support personnel who conduct product demonstrations and address technical issues regarding our product. Sales and marketing expenses are expected to increase as we initiate new promotional and advertising campaigns, and potentially hire additional sales and marketing staff.

     General and Administrative. The decrease in general and administrative expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily due to lower support staff headcount, as well as reductions in facilities costs, office and equipment expense, depreciation expense, meeting costs and travel expense. For the near term, general and administrative expenses are expected to continue at a level similar to that experienced during the first quarter of 2003.

     Research and Development. Research and development expenses for the three months ended March 31, 2003 was relatively comparable to the three months ended March 31, 2002. The slight increase in research and development expenses was primarily due to an increase in office and travel expense for our product engineering team. As of March 31, 2003, we had 26 personnel assigned to the product engineering team, as compared with 24 as of December 31, 2002. Research and development expenses are anticipated to remain near current levels for the near future.

     Stock Compensation. The decrease in stock compensation expense for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily due to the recognition of, on an accelerated basis, $2.0 million of expense related to the cancellation of certain officer and employee-held stock options during the three months ended March 31, 2002. The decline also reflects a lower level of continuing stock compensation expense for stock options granted in 1999 and 2000. Stock compensation expense in the second quarter of 2003 is expected to be similar to the amount recognized in the first quarter of 2003.

     Restructuring. We recognized a benefit to restructuring due to a reduction in future net rent expense for lease obligations as a result of office space that was sublet during the first quarter of 2003. We expect to record in the second quarter of 2003, additional restructuring expense of approximately $1.0 million relating to the termination of our New York City office lease as discussed in Note 9 of the financial statements.

Investment income, net (in thousands):

	Three Months Ended
	March 31,
			Percentage
	2003	2002	Change

Investment income, net	$1,015	$1,453	(30.1)%

     The decrease in net investment income for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was due to a combination of a lower average invested capital and lower interest rates between periods. We expect that our average invested capital will continue to trend downward during 2003, as we continue to use cash and investment proceeds to finance our operations.

Liquidity and Capital Resources

     Cash was $2.5 million at March 31, 2003 and $8.5 million at December 31, 2002. Interest-bearing investments were $126.4 million at March 31, 2003 and $123.4 million at December 31, 2002. Net cash used in operating activities was $2.8 million and $5.3 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures of $23,000 and $16,000 for the three months ended March 31, 2003 and 2002, respectively, were used primarily for computer equipment, office equipment and leasehold improvements.

     We anticipate that our existing sources of liquidity should be adequate to fund our currently anticipated cash needs through at least the next 18 months. To the extent we may need to obtain financing from external sources in the form of either additional equity or indebtedness, there can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on favorable terms.

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

We expect to continue to incur significant losses at least through the end of the first quarter of 2004.

     Since the third quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $67.4 million from the fiscal quarter ended September 30, 2000 through the fiscal quarter ended March 31, 2003. We expect losses to continue through at least the first quarter of 2004. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

We are implementing a new business model that is evolving and unproven since we have migrated from offering a software engineering services model to a software products model.

     We decided at the beginning of 2001 to change our business strategy from a software engineering services model to a software products model. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software products and to effectively market them to existing and potential clients. We have offered our software product since October 2001, and to date have executed five license agreements. We intend to continue to develop our business model as the demand for our software products evolves. We expect that our financial model and results of operations will change as a result of our transition from a software engineering services model to a software products model. We do not have sufficient experience with the sale and support of our products to determine all of the effects this transition will have on our financial model and results of operations. Our new business strategy may not be successful and we may need to restructure or revise our business model.

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

During the three months ended March 31, 2003, we derived 100.0% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of a customer could result in reduced revenues and earnings.

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the net loss of customers could reduce our revenues. During the three months ended March 31, 2003, our five largest customers represented 100.0% of our revenues: McDATA Corporation, 38.7%; CAPS Logistics, Inc., 23.1%; Philips Medical Systems, N.A., 22.3%; Charles Machine Works, Inc., 13.0%; and Manheim Auctions, 2.9%. Many of these customers have completed the related software engineering services projects or Cysive Cymbio installations, and therefore, there is not a significant expected future revenue stream from these customers. In addition, a failure to collect a large account receivable could significantly reduce our assets and profitability.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to interest rate risk related to our cash and interest-bearing investments. Our interest-bearing investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months. As of March 31, 2003, we had total cash and interest-bearing investments of $128.9 million, and this balance is expected to decline to between $121.0 — $125.0 million by June 30, 2003. We believe that a change in interest rates of 100 basis points or more could have a material impact on our investment income and cash flows.

     We are potentially exposed to interest rate risk related to borrowings under our credit facility with Merrill Lynch & Co., Inc. We had no borrowings outstanding under our credit facility at March 31, 2003.

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

PART II.

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     During the three months ended March 31, 2003, we issued a total of 1,875 shares of our common stock upon stock option exercises and we also issued 15,618 shares of our common stock pursuant to stock purchases under our Employee Stock Purchase Plan. Proceeds from the exercise of stock options were nominal and were added to the Company’s general funds.

     During the three months ended March 31, 2003, we did not purchase any shares under our stock repurchase plan.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO.

b.	Reports on Form 8-K:

February 20, 2003	Announcement of fourth quarter 2002 and
fiscal year 2002 financial results

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC

Date: May 15, 2003	/s/ John R. Lund
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Nelson A. Carbonell, Jr. Nelson A. Carbonell, Jr. Chief Executive Officer

May 15, 2003

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John R. Lund John R. Lund Chief Financial Officer

May 15, 2003