Form 10-Q
period 2003-06-30
CYSIVE INC
filed 2003-08-14
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes   X   No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X

As of August 11, 2003, 28,926,176 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYSIVE, INC.

Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$5,276	$8,460
Interest-bearing investments	69,888	60,460
Accounts receivable, less allowance of $8 and $98 at June 30, 2003 and December 31, 2002, respectively	23	133
Prepaid expenses and other current assets	2,056	2,291

Total current assets	77,243	71,344

Furniture, fixtures and equipment, net	1,791	2,714
Interest-bearing investments, less current portion	49,507	62,976
Other assets	897	897

Total assets	$129,438	$137,931

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$144	$164
Accrued liabilities	1,999	1,708
Deferred revenues	35	114
Accrued restructuring	626	924

Total current liabilities	2,804	2,910

Accrued restructuring, less current portion	3,189	3,837

Total liabilities	5,993	6,747

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 500,000,000 shares authorized; 31,364,703 shares issued and 28,643,271 shares outstanding at June 30, 2003 and 31,140,477 shares issued and 28,419,045 shares outstanding at December 31, 2002	314	311
Treasury stock, 2,721,432 shares at June 30, 2003 and December 31, 2002	(27)	(27)
Additional paid-in capital	201,760	201,579
Deferred stock compensation	(8)	(360)
Unrealized gain on interest-bearing investments	912	1,205
Accumulated deficit	(79,506)	(71,524)

Total stockholders’ equity	123,445	131,184

Total liabilities and stockholders’ equity	$129,438	$137,931

See accompanying notes

CYSIVE, INC.

Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues:
Services	$49	$1,186	$102	$2,559
Software license	6	96	41	97

Total revenues	55	1,282	143	2,656

Direct costs:
Services	—	1,046	7	2,325
Software license	57	38	100	68

Total direct costs	57	1,084	107	2,393

Gross (loss) profit	(2)	198	36	263

Operating expenses:
Sales and marketing	1,568	2,562	3,031	5,527
General and administrative	2,647	2,704	4,322	5,526
Research and development	838	883	1,625	1,658
Stock compensation	157	776	302	3,990
Restructuring	943	—	606	—

Total operating expenses	6,153	6,925	9,886	16,701

Operating loss	(6,155)	(6,727)	(9,850)	(16,438)
Investment income, net	853	1,197	1,868	2,650

Net loss	$(5,302)	$(5,530)	$(7,982)	$(13,788)

Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.28)	$(0.47)

Weighted average shares outstanding	28,517,511	29,507,065	28,476,638	29,435,650

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(7,982)	$(13,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	437	891
Amortization	186	196
Stock compensation	302	3,990
Restructuring benefit, net	(51)	—
(Gain) loss on sale of furniture, fixtures and equipment, net	(3)	12
Benefit for doubtful accounts	(90)	(20)
Changes in assets and liabilities:
Accounts receivable	200	(722)
Prepaid expenses and other current assets	235	462
Income tax receivable	—	78
Other assets	—	16
Accounts payable	(20)	(199)
Accrued liabilities	291	40
Deferred revenues	(79)	699
Restructuring spending	(609)	(751)

Net cash used in operating activities	(7,183)	(9,096)

Cash flows from investing activities:
Purchases of investments	(127,832)	(325,704)
Sales and maturities of investments	131,580	336,605
Capital expenditures	(23)	(25)
Proceeds from sale of fixed assets	40	—
Rebates related to prior period capital expenditures	—	103

Net cash provided by investing activities	3,765	10,979

Cash flows from financing activities:
Proceeds from sale of common stock	78	142
Exercises of common stock options	156	222
Purchases of treasury stock	—	(390)

Net cash provided by (used in) financing activities	234	(26)

(Decrease) increase in cash	(3,184)	1,857
Cash at beginning of period	8,460	1,484

Cash at end of period	$5,276	$3,341

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

(Unaudited)

1. Basis of presentation

     The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2002, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results for the full year.

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

     Had compensation expense related to stock option plans been determined based on the fair value at the grant date for options granted after 1995 consistent with the provisions of SFAS No. 148, the Company’s pro forma net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss — as reported	$(5,302)	$(5,530)	$(7,982)	$(13,788)
Add: Stock compensation expense – as reported (1)	157	776	302	3,990
Deduct: Stock compensation expense – pro forma (1)	(913)	(4,881)	(2,760)	(20,780)

Net loss — pro forma	$(6,058)	$(9,635)	$(10,440)	$(30,578)

Basic and diluted loss per share – as reported	$(0.19)	$(0.19)	$(0.28)	$(0.47)

Basic and diluted loss per share – pro forma	$(0.21)	$(0.33)	$(0.37)	$(1.04)

(1) Because of the Company’s overall tax position, no tax effect applies.

     The effects of applying SFAS No. 148 on the Company’s net losses for the periods shown above are not necessarily representative of the effects on reported net loss for future periods due to, among other things, the vesting period of the stock options, the fair value of future grants of stock options and the potential issuance of restricted stock.

     Restructuring

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires restructurings initiated after December 31, 2002 to be accounted for using the provisions therein, with earlier application encouraged. The Company accounted for a restructuring related to the closure of its New York office in the second quarter of 2003 in accordance with the provisions of SFAS No. 146. The Company accounted for restructurings initiated prior to December 31, 2002 using the accounting provisions of Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (Issue 94-3). Under SFAS No. 146, the accounting provisions of Issue 94-3 will continue to apply to restructurings initiated prior to December 31, 2002, and therefore, the adoption of this standard has no impact on the Company’s financial statements with respect to these restructurings. The impact of the adoption of this standard with respect to future restructurings and financial statements for future periods is not known or reasonably estimable.

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

4. Stock compensation expense

     In 1999, prior to its initial public offering, the Company granted stock options to purchase shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a 15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value of the options granted. The deferred stock compensation is amortized ratably on a quarterly basis over the period in which the remaining options vest, which extends through September 2003, less the benefit of any stock options cancelled. Stock options granted subsequent to 2000 were at exercise prices equal to the fair market value of the common stock on the date of grant, and therefore, no compensation expense has been recognized related to these grants.

     During the three and six months ended June 30, 2003, the Company recognized $157,000, and $302,000 of stock compensation expense, respectively, related to outstanding stock options issued with exercise prices below fair market value. The deferred stock compensation component of stockholders’ equity was further reduced by $50,000 during the six months ended June 30, 2003 due to the cancellation of stock options as a result of employee terminations.

     During the three and the six months ended June 30, 2002, the Company recognized $776,000 and $3,990,000 of stock compensation expense, respectively. Of these totals, $776,000 and $1,610,000 of expense, respectively, were related to stock options issued with exercise prices below fair market value. During the first quarter of 2002, the Company cancelled certain employee-held stock options, resulting in an acceleration of compensation expense related to the value of these options, and the Company recognized $2,208,000 of expense related to these cancellations. Additionally, in January 2002, the Company purchased certain shares of common stock from employees within six months of issuance as a result of stock option exercises, and the Company recognized stock compensation expense of $132,000 related to these purchases. Also during the quarter ended March 31, 2002, the Company recognized $40,000 of stock compensation expense related to certain restricted stock granted in 2001.

5. Restructuring expense

     In April 2003, the Company executed a termination agreement on its office space in New York City. As a result, the Company was relieved from a future lease obligation of approximately $1.7 million in exchange for a payment of $690,000 and the transfer of its New York office furniture and leasehold improvements, which had a combined net book value of $286,000. After giving consideration to accrued rent of $33,000 for this office space, the Company recorded restructuring expense of $943,000 relating to this lease termination.

6. Loss per share

     The Company presents basic and diluted loss per share as one line item. Basic and diluted loss per share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

     Based on the closing price of $3.21 per share for the Company’s common stock on June 30, 2003, and using the treasury stock method for determining the amount of common stock equivalents, the number of common stock equivalent shares related to stock options outstanding as of June 30, 2003 was 4,436,726.

7. Comprehensive loss

     Comprehensive loss includes net loss and unrealized gains and losses on investments. For the three and six months ended June 30, 2003, comprehensive loss was $5.5 million and $8.3 million, respectively. For the three and six months ended June 30, 2002, comprehensive loss was $4.8 million and $13.9 million, respectively.

8. Interest-bearing investments

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

9. Accrued restructuring

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of declining sales. As a result, the Company recorded a $4.7 million pre-tax restructuring expense primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of a satellite office, resulting in the write-down of assets; and 3) the accrual for professional fees related to the office closing or potential claims from severed employees. During the three and six months ended June 30, 2003, the Company paid approximately $113,000 and $203,000, respectively, for facility costs related to this restructuring. Cumulative lease obligation and related facility costs incurred as of June 30, 2003 totaled $886,000. During the first quarter of 2003, the office space was sublet from April 2003 through the remaining term with sublease payments commencing June 1, 2003 and estimated to total $315,000, net of brokerage commissions, over the remaining term. Principally as a result of entering into this sublease, the Company reduced the accrued liability for this restructuring by $337,000 through a credit to restructuring expense. As of June 30, 2003, estimated amounts remaining to be paid total $323,000 and are for rents payable, net of sublease income, through August 2005.

     During the third quarter of 2002, the Company approved a restructuring plan which included the following: the termination of 49 employees, consisting of engineering, sales and general and administrative employees; the closing of three satellite offices; and the intent to sublet, if possible, significant portions of its office space. As a result, the Company recorded a $5.9 million pre-tax restructuring expense during the third quarter of 2002 to cover severance costs ($873,000), estimated remaining lease obligations net of estimated sublet income ($4,241,000), the write-off of leasehold improvements ($457,000), and the write-down of furniture and equipment to net realizable value ($374,000). During the three and six months ended June 30, 2003, the Company paid approximately $186,000 and $405,000, respectively, for facilities costs related to this restructuring. Cumulative lease obligation and related facilities costs incurred as of June 30, 2003 totaled $897,000. Estimated amounts remaining to be paid as of June 30, 2003, total $3.5 million and are for rents payable, net of estimated sublease income, through April 2010.

10. Mergers and Acquisitions

     On May 13, 2003, the Company announced that it had retained Broadview International LLC to assist the Company in considering strategic alternatives, including a possible sale of the Company. The Company further announced that it was in discussions with various third parties regarding a possible acquisition of the Company and that it had formed a special committee of independent directors for the purpose of evaluating strategic alternatives and any offers the Company may receive. There can be no assurance, however, that any transaction will occur, and, if any transaction does occur, what the structure or terms would be of such transaction.

     On May 30, 2003, the Company entered into an Agreement and Plan of Merger with Snowbird Holdings, Inc. (“Snowbird”), a newly formed entity owned by Nelson A. Carbonell, Jr., Chairman of the Board of Directors, President and Chief Executive Officer of the Company. The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by Snowbird) will be converted into the right to receive $3.22 in cash. All outstanding stock options will be assumed by Snowbird. There can be no assurance, however, that the merger agreement will be consummated.

11. Litigation

     In June 2003, the Company and its board of directors (“Defendants”) were sued by four shareholders in the Delaware Chancery Court. The litigation demands an injunction against the proposed merger of the Company and unspecified damages. The cases were consolidated into the Cysive Shareholder Litigation, Consolidated Civil Action No. 20341. The parties filed pretrial motions with the court on July 14, 2003. On July 18, 2003 plaintiffs filed an amended consolidated class action complaint. Trial commenced on Tuesday, July 22, 2003, and concluded on Thursday, July 24, 2003. At the conclusion of trial, the court adopted a post-trial briefing schedule pursuant to which the plaintiffs filed their initial brief on Tuesday, July 29, 2003. The Defendants filed their response brief on Saturday, August 2, 2003. The plaintiffs’ filed their reply to the Defendants’ response on Tuesday, August 5, 2003. The Company expects a decision by the Court shortly.

12. Subsequent event

     On August 14, 2003, the Company took specific actions to reduce its overall cost structure. Cysive announced that it expects to eliminate between 25 to 30 positions by September 1, 2003, and that it intends to restructure the lease obligation for its Atlanta office. As a result, the Company expects to record a pretax restructuring charge of up to $1.0 million for severance, rent expense and other associated costs in the third quarter of 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three and six months ended June 30, 2003 to the corresponding periods ended June 30, 2002 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our continued significant losses; the failure of our stockholders to approve the proposed merger or the failure of any party to the merger agreement to satisfy a condition for the closing of the merger on or prior to November 30, 2003, including the inability of Snowbird Holdings, Inc. to obtain financing for the proposed transaction on acceptable terms, if at all; the implementation of our new unproven business model; uncertain demand for our product; our ability to manage growth and attract and retain highly trained and experienced employees; increased competition in the electronic business industry; and our ability to respond to new technological advances in the software products industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable securities laws.

Recent Developments

     On May 13, 2003, the Company announced that it had retained Broadview International LLC to assist the Company in considering strategic alternatives, including a possible sale of the Company. The Company further announced that it was in discussions with various third parties regarding a possible acquisition of the Company and that it had formed a special committee of independent directors for the purpose of evaluating strategic alternatives and any offers the Company may receive. There can be no assurance, however, that any transaction will occur, and, if any transaction does occur, what the structure or terms would be of such transaction.

     On May 30, 2003, the Company entered into an Agreement and Plan of Merger with Snowbird Holdings, Inc. (“Snowbird”), a newly formed entity owned by Nelson A. Carbonell, Jr., Chairman of the Board of Directors, President and Chief Executive Officer of the Company. The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by Snowbird) will be converted into the right to receive $3.22 in cash. All outstanding stock options will be assumed by Snowbird. There can be no assurance, however, that the merger agreement will be consummated.

Overview

     Cysive is a provider of interaction server technology through its software product, Cysive Cymbio Interaction Server™, or Cysive Cymbio®. Cysive develops and delivers software that enables users to interact with enterprises over multiple communications channels and devices such as Web browsers, Web Services, rich client applications, mobile phones, PDA’s, and voice. The Cysive Cymbio Interaction Server creates a seamless user experience for interactions that range from simple requests for information, to complex, multi-step business processes and long-running transactions that interact with many enterprise systems.

     Historically, nearly all of our revenues have resulted from the delivery of custom software and services solutions to our customers. From commencement of operations in 1994 through 1997, we built large scale, distributed systems using approaches and technologies that are the foundations for current Internet applications. At that time, our advanced technology focus required a sales effort led by technology savvy project managers. In late 1996 and early 1997, we evaluated and developed software prototypes using key Internet technologies such as Java, XML and CORBA. After successfully deploying our first electronic business system in mid-1997, we began to target customers who were making significant investments in their electronic business applications. As a result, there was a fundamental shift in our business strategy away from general purpose distributed systems to customized electronic business applications. As part of this strategy, in the fourth quarter of 1997 and the first half of 1998, we spent considerable resources to accomplish two specific goals. Our first goal was to train all of our software engineers with advanced Internet technologies. Our second goal was to deploy a direct sales force capable of selling electronic business applications. These initiatives significantly impacted our results of operations for these three quarters. Specifically, the generation of a sales pipeline of electronic business applications and the deployment of our sales force affected our revenues and sales and marketing expenses. In addition, the completion of two of our largest distributed systems combined with the extensive training of our software engineers caused our utilization rates and gross margins to decline during these quarters. These investments positioned us to emerge in the second half of 1998 as a leading electronic business engineering firm from the third quarter of 1998 to the second quarter of 2000.

     In the second half of 2000, we again identified a technology shift emerging as customers required an integrated solution for their Web, wireless and voice activated systems. As a result, we began focusing our non-utilized software engineering personnel on solving these complex development and integration issues. We then packaged the intellectual property rights retained from prior experience in selected vertical markets with the new solutions we were developing. During the second half of 2000, the general economic slow-down in conjunction with the rapidly changing technology environment caused our results from operations to significantly decline.

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

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of license sales, the amount and timing of our customers’ expenditures, and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month periods ended June 30, 2003 and 2002, our five largest customers represented 100.0% and 96.5% of our revenues, respectively. For the six-month periods ended June 30, 2003 and 2002, our five largest customers represented 100.0% and 85.6% of our revenues, respectively.

Results of Operations

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues
Services	89.1%	92.5%	71.3%	96.3%
Software license	10.9	7.5	28.7	3.7

Total revenues	100.0	100.0	100.0	100.0

Direct costs
Services (1)	–	88.2	6.9	90.9
Software license (1)	950.0	39.6	243.9	70.1

Total direct costs	103.6	84.6	74.8	90.1

Gross (loss) profit	(3.6)	15.4	25.2	9.9

Operating expenses:
Sales and marketing	2,850.9	199.9	2,119.6	208.1
General and administrative	4,812.8	210.9	3,022.4	208.1
Research and development	1,523.6	68.9	1,136.4	62.4
Stock compensation	285.5	60.5	211.2	150.2
Restructuring	1,714.5	–	423.8	–

Total operating expenses	11,187.3	540.2	6,913.4	628.8

Operating loss	(11,190.9)	(524.8)	(6,888.2)	(618.9)

Investment income, net	1,550.9	93.4	1,306.3	99.8

Net loss	(9,640.0)%	(431.4)%	(5,581.9)%	(519.1)%

(1)  Direct costs of services and software license are stated as a percentage of services and software license revenues, respectively.

Revenues (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Services	$49	$1,186	(95.9)%	$102	$2,559	(96.0)%
Software license	6	96	(93.8)	41	97	(57.7)

Total revenues	$55	$1,282	(95.7)%	$143	$2,656	(94.6)%

     The decrease in services revenue for the three and six months ended June 30, 2003 as compared to the same periods in 2002 was primarily due to our transition to a software license sales business model. As of the end of 2002, we exited the custom software engineering services business and concentrated our efforts on software sales and related maintenance and support services. Services revenue represented 89.1% and 71.3% of total revenues for the three and six months ended June 30, 2003, respectively. Services revenue represented 92.5% and 96.3% of total revenues for the three and six months ended June 30, 2002, respectively. As of June 30, 2003, we had four billable software engineers as compared to 37 as of June 30, 2002.

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

Direct costs (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Services	$—	$1,046	(100.0)%	$7	$2,325	(99.7)%
Software license	57	38	50.0	100	68	(47.1)

Total direct costs	$57	$1,084	(94.7)%	$107	$2,393	(95.5)%

     The decrease in direct costs from services for the three and six months ended June 30, 2003 as compared to the same periods in 2002 was primarily due to the restructuring in the third quarter of 2002 resulting from our decision to exit the custom software engineering services business. Direct costs from software licenses represented third party technology license fees and product packaging. Third party license fees are generally amortized on a straight-line basis over the term of each license.

Operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Sales and marketing	$1,568	$2,562	(38.8)%	$3,031	$5,527	(45.2)%
General and administrative	2,647	2,704	(2.1)	4,322	5,526	(21.8)
Research and development	838	883	(5.1)	1,625	1,658	(2.0)
Stock compensation	157	776	(79.8)	302	3,990	(92.4)
Restructuring	943	—	—	606	—	—

Total operating expenses	$6,153	$6,925	(11.1)%	$9,886	$16,701	(40.8)%

     Sales and Marketing. The decrease in sales and marketing expenses for the three and six months ended June 30, 2003 as compared to the same periods in 2002 was primarily due to a reduction in sales staff headcount, resulting in lower salaries and related benefits. For the three and six months ended June 30, 2003, salary and related benefits decreased $554,000 and $1.2 million, respectively, as compared to the same periods in 2002. Spending on advertising, public relations and sporting events has also declined $49,000, $119,000 and $78,000, respectively, during the three months ended June 30, 2003 and $336,000, $435,000 and $103,000, respectively, during the six months ended June 30, 2003 as compared to the same periods in 2002. As of June 30, 2003, we had 13 sales and marketing staff, including three technical support personnel who conduct product demonstrations and address technical issues regarding our product. Sales and marketing expenses are expected to continue at a level similar or slightly lower to that experienced during the first half of 2003.

     General and Administrative. The decrease in general and administrative expenses for the three and six months ended June 30, 2003 as compared to the same periods in 2002 was primarily due to lower support staff headcount, as well as reductions in facilities costs, depreciation expense and office and equipment expense. Salary and related benefits, facilities costs, depreciation expense and office and equipment expense decreased $462,000, $305,000, $278,000 and $44,000, respectively, during the three months ended June 30, 2003 and $835,000, $511,000, $464,000 and $111,000, respectively, during the six months ended June 30, 2003 as compared to the same periods in 2002. These decreases were offset by increases of $990,000 and $1.1 million during the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, in legal and professional fees related to the shareholders’ class action lawsuits and strategic alternatives pursued by the Company, as further discussed in the Notes to the Financial Statements. For the near term, general and administrative expenses are expected to continue at a level similar to that experienced during the first half of 2003.

     Research and Development. Research and development expenses for the three and six months ended June 30, 2003 was relatively comparable to the same periods in 2002. The slight decrease in research and development expenses was primarily due to a decrease in office and travel expense for our product engineering team. As of June 30, 2003, we had 25 personnel assigned to the product engineering team, as compared with 24 as of December 31, 2002. Research and development expenses are anticipated to remain near current levels for the near future.

     Stock Compensation. The decrease in stock compensation expense for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 reflects a lower level of continuing stock compensation expense for stock options granted in 1999 and 2000. The decrease in stock compensation expense for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily due to the recognition of, on an accelerated basis, $2.0 million of expense related to the cancellation of certain officer and employee-held stock options during the first quarter of 2002. Stock compensation expense in the third quarter of 2003 is expected to decrease as the expense related to the deferred stock compensation component of stockholders’ equity, which will be fully amortized by September 30, 2003, will amount to only $8,000 for the quarter.

     Restructuring. For the six months ended June 30, 2003, we recognized restructuring expense of $943,000 relating to the termination of our New York City office lease. This restructuring is further discussed in Note 5 of the financial statements. Additionally, we recognized a benefit of $337,000 to restructuring due to a reduction in future net rent expense for lease obligations as a result of office space that was sublet during the first quarter of 2003.

Investment income, net (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Investment income, net	$853	$1,197	(28.7)%	$1,868	$2,650	(29.5)%

     The decrease in net investment income for the three and six months ended June 30, 2003 as compared to the same period in 2002 was due to a combination of a lower average invested capital and lower interest rates between periods. We expect that our average invested capital will continue to trend downward during the latter half of 2003, as we continue to use cash and investment proceeds to finance our operations.

Liquidity and Capital Resources

     Cash was $5.3 million at June 30, 2003 and $8.5 million at December 31, 2002. Interest-bearing investments were $119.4 million at June 30, 2003 and $123.4 million at December 31, 2002. Net cash used in operating activities was $7.2 million and $9.1 million for the six months ended June 30, 2003 and 2002, respectively. Capital expenditures of $23,000 and $25,000 for the six months ended June 30, 2003 and 2002, respectively, were used primarily for computer equipment, office equipment and leasehold improvements. For the near future capital expenditure requirements are not expected to be material in relation to our operations.

     We believe that our existing balances of cash and interest-bearing investments are adequate to fund our currently anticipated cash needs on both a short-term and long-term basis. The total of cash and interest-bearing investments on hand is adequate to cover all of our existing commitments, including rental payment obligations on our leased office space through the remainder of their terms. Until such time as the our revenues and interest income more than cover our operating costs, if ever, we will continue to experience a decline in the total balances of cash and interest-bearing investments. Continuing declines in these balances may require that we restructure our operations, merge with another company, or pursue other strategic alternatives, including liquidation of the Company.

     If the planned merger of Cysive and Snowbird is consummated, up to $70 million of our existing funds may be used directly or indirectly to redeem shares of our common stock, and additional funds of up to several million dollars may be used to cover transaction costs. Use of our funds in this manner will still leave adequate funds to cover all of our existing commitments.

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

We expect to continue to incur significant losses at least through the end of the second quarter of 2004.

     Since the third quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $72.7 million from the fiscal quarter ended September 30, 2000 through the fiscal quarter ended June 30, 2003. We expect losses to continue through at least the second quarter of 2004. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

We have agreed to be merged with a new entity owned by our CEO Nelson A. Carbonell, Jr. which, if consummated, will result in Cysive becoming a privately held subsidiary of a holding company wholly owned by Mr. Carbonell.

     On May 30, 2003, the Company entered into an Agreement and Plan of Merger with Snowbird Holdings, Inc. (“Snowbird”), a newly formed entity owned by Nelson A. Carbonell, Jr., Chairman of the Board of Directors, President and Chief Executive Officer of the Company. The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by Snowbird) will be converted into the right to receive $3.22 in cash. All outstanding stock options will be assumed by Snowbird. If the merger is consummated, the Company will become a privately held corporation. All stockholders of the Company (other than Mr. Carbonell and Snowbird) will no longer have an equity interest in the Company and therefore will not benefit from any increase in the future earnings, growth or value of the Company.

We may not be able to consummate the merger.

     The merger is subject to many conditions. We cannot assure you that these conditions will be satisfied or waived by the parties. In addition, on May 30, 2003 and over the following week, four putative class action complaints were filed in the Chancery Court of the state of Delaware, County of Newcastle, by certain named plaintiffs and an alleged class of unaffiliated stockholders of the Company to, among other things, enjoin the consummation of the merger. The suits were consolidated into a single class action and the trial was held from July 22 through July 24, 2003. The Court has not yet ruled on the plaintiff’s claims. We cannot be certain if the Court will rule in favor of the plaintiff’s claims and enjoin consummation of the merger.

     If the conditions to the merger are not satisfied or waived by the parties or the Court enjoins the consummation of the merger, and we are unable to find another buyer for the Company, the Board of Directors may recommend that the Company pursue other strategic alternatives, including liquidation of the Company. It is uncertain what amount our shareholders would receive, if any, if the Company pursued other strategic alternatives.

Expenses related to the Merger Agreement and the Cysive Shareholders Litigation will increase the Company’s future losses.

     We expect that legal, accounting and other fees relating to the merger agreement and the related litigation will substantially increase our losses for the third quarter of 2003 and possibly future quarters.

We are implementing a new business model that is evolving and unproven since we have migrated from offering a software engineering services model to a software products model.

     We decided at the beginning of 2001 to change our business strategy from a software engineering services model to a software products model. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software products and to effectively market them to existing and potential clients. We have offered our software product since October 2001, and to date have executed five license agreements. However, we have not executed any license agreements since April 2002. We intend to continue to develop our business model as the demand for our software products evolves. We expect that our financial model and results of operations will change as a result of our transition from a software engineering services model to a software products model. We do not have sufficient experience with the sale and support of our products to determine all of the effects this transition will have on our financial model and results of operations. Our new business strategy may not be successful and we may need to restructure or revise our business model.

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

     If the market for multi-channel interaction server software does not continue to grow or grows more slowly than expected, the need for our product could decline, negatively impacting future revenues. Consumers and businesses may reject our software for a number of reasons, including:

•	lack of a perceived need to embrace interaction server technology or our solution;

•	actual or perceived lack of security of information;

•	lack of access and ease of use;

•	congestion of Internet traffic or other usage delays;

•	inconsistent quality of support and services;

•	increases in access costs to the Internet;

•	evolving government regulation;

•	uncertainty regarding intellectual property ownership;

•	costs associated with licensing and implementing multi-channel interaction server technology;

•	costs associated with the obsolescence of the multi-channel interaction server and existing infrastructure;

•	our economic viability and the economic viability of our competitors; and

•	the uncertainty resulting from a delay in the consummation of the Company’s proposed merger.

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

Because we rely on highly trained and experienced personnel to design, build and sell complex products and systems for our customers, our inability to attract and retain qualified employees would impair our ability to provide our products to existing and new customers.

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

During the six months ended June 30, 2003, we derived 100.0% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of a customer could result in reduced revenues and earnings.

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the net loss of customers could reduce our revenues. During the six months ended June 30, 2003, our five largest customers represented 100.0% of our revenues: CAPS Logistics, Inc., 40.6%; McDATA Corporation, 27.3%; Philips Medical Systems, N.A., 18.9%; Charles Machine Works, Inc., 9.7%; and Manheim Auctions, 3.5%. Many of these customers have completed the related software engineering services projects or Cysive Cymbio installations, and therefore, there is not a significant expected future revenue stream from these customers. In addition, a failure to collect a large account receivable could significantly reduce our assets and profitability.

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

     Our quarterly revenues and operating results have varied in the past and are likely to vary significantly from quarter to quarter. This fluctuation may cause our operating results to be below the expectations of securities analysts and investors, and the price of our stock may fall. Factors that could cause quarterly fluctuations include:

•	the lengthy sales cycle for our products and our level of product sales;

•	the loss of a significant customer;

•	financial difficulty encountered by a significant customer;

•	the introduction of new products or changes in pricing policies by us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of current adverse economic conditions and increased competition;

•	our ability to manage costs, including employee costs and support services costs;

•	costs related to restructurings and the under-utilization or closing of our offices; and

•	the uncertainty resulting from a delay in the consummation of the Company’s proposed merger.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to interest rate risk related to our cash and interest-bearing investments. Our interest-bearing investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months. As of June 30, 2003, we had total cash and interest-bearing investments of $124.7 million, and this balance is expected to continue to decline. We believe that a change in interest rates of 100 basis points or more could have a material impact on our investment income and cash flows.

     We are potentially exposed to interest rate risk related to borrowings under our credit facility with Merrill Lynch & Co., Inc. We had no borrowings outstanding under our credit facility at June 30, 2003.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

     (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect those internal controls.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

     On May 30, 2003 and over the following week, four putative class action complaints were filed in the Chancery Court of the State of Delaware, County of Newcastle, by certain named plaintiffs and an alleged class of unaffiliated stockholders of the Company. The complaints name the Company, its directors and (except for one complaint) Snowbird Holdings, Inc., a Delaware corporation (“Snowbird”), as defendants and allege that the Company and its directors engaged in acts of self-dealing and have violated fiduciary duties of due care and loyalty owed to the unaffiliated stockholders of the Company in connection with the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 30, 2003, among the Company, Snowbird and Snowbird Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Snowbird (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and a wholly-owned subsidiary of Snowbird (the “Merger”). The complaints further allege that the Merger consideration is inadequate and unfair to the putative class and that the Company and its directors failed to make adequate good faith efforts to obtain a better price. The complaint seeks, among other things:

•	injunctive relief blocking the consummation of the Merger or, if it is consummated, rescinding the Merger;

•	an accounting by the defendants of any benefits received by them as a result of their allegedly wrongful conduct; and

•	costs and disbursements of the action, including attorneys’ and experts’ fees in unspecified amounts.

     On June 10, 2003, defendants Mr. Carbonell and Snowbird moved the Chancery Court to consolidate the complaints into one action, to shorten the time for defendants to respond to the complaints, to expedite discovery and to set down a prompt trial date. On June 12, 2003, plaintiffs responded to the motion, indicating their agreement with all of the motion’s requests. On June 16, 2003, the Chancery Court granted the motion and set a trial date of July 22, 2003. The parties filed pretrial motions with the court on July 14, 2003. On July 18, plaintiffs filed an amended consolidated class action complaint. Trial commenced on Tuesday, July 22, 2003, and concluded on Thursday, July 24, 2003. At the conclusion of trial, the court adopted a post-trial briefing schedule pursuant to which the plaintiffs filed their initial brief on Tuesday, July 29, 2003. The defendants filed their response brief on Saturday, August 2, 2003. The plaintiffs filed their reply to the defendants’ response on Tuesday, August 5, 2003. The Company expects a decision by the Court shortly.

Item 2. Changes in Securities and Use of Proceeds

     During the three months ended June 30, 2003, we issued a total of 183,063 shares of our common stock upon stock option exercises and we also issued 23,670 shares of our common stock pursuant to stock purchases under our Employee Stock Purchase Plan. Proceeds from the exercise of stock options were nominal and were added to the Company’s general funds.

     During the three months ended June 30, 2003, we did not purchase any shares under our stock repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 14, 2003, we held our annual meeting of stockholders. The following proposals were adopted by the votes specified below:

     (i)  The election of Nelson A. Carbonell, Jr. and Daniel F. Gillis as Class I Directors to serve for a three year term that expires at the annual meeting of stockholders in 2006. Mr. Carbonell received a total of 22,485,146 shares of Common Stock voting in favor, with 2,665,116 shares of Common Stock withheld from the vote. Mr. Gillis received a total of 22,478,727 shares of Common Stock voting in favor, with 2,671,535 shares of Common Stock withheld from the vote. In addition to the directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Kenneth H. Holec, Jon S. Korin and John R. Lund.

     (ii)  The ratification of the appointment of Ernst & Young LLP as our independent auditors. A total of 23,844,661 shares of Common Stock were voted in favor of this proposal, 1,295,373 shares of Common Stock were voted against this proposal and 10,228 shares of Common Stock abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO,

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO,

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO,

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO.

b.	Reports on Form 8-K:

	May 9, 2003	Announcement of first quarter 2002 financial results

	May 14, 2003	Announcement that the Company has retained Broadview International LLC to assist the Company in considering strategic alternatives

	May 30, 2003	Announcement that the Company has signed a definitive merger agreement with Snowbird Holdings, Inc., an entity owned by Nelson A. Carbonell, Jr., Chairman, Chief Executive Officer and President of the Company

	June 3, 2003	Agreement and Plan of Merger among the Company, Snowbird Holdings, Inc. and Snowbird Merger Sub, Inc. Voting Agreement among the Company, Snowbird Holdings, Inc. and Nelson A. Carbonell, Jr.

	June 4, 2003	Schedule I to the Voting Agreement among the Company, Snowbird Holdings, Inc. and Nelson A. Carbonell, Jr.

	June 11, 2003	Motion To Consolidate And For Expedited Proceedings filed with the Delaware Court of Chancery.

Items 2, 3, and 5 are not applicable to the Company and have been omitted.

*                 *                 *

We would be pleased to furnish a copy of this Form 10Q to any stockholder who requests it by writing to:

Cysive, Inc. Investor Relations 10780 Parkridge Boulevard Suite 400 Reston, VA 20191

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC.

Date: August 14, 2003	By:	/s/ John R. Lund

John R. Lund
Chief Financial Officer, Treasurer and Secretary
(Chief Financial and Accounting Officer)