Form 10-Q
period 2003-09-30
CYSIVE INC
filed 2003-11-14
CIK 1093193

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.
000-27607

CYSIVE, INC.
(Exact name of registrant as specified in its charter).

Delaware	54-1698017

(State of Incorporation)	(I.R.S. Employer Identification Number)

10790 Parkridge Blvd.
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
Yes        No    X

As of November 12, 2003, 29,286,641 shares of common stock were outstanding.

CYSIVE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYSIVE, INC.

Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$2,241	$8,460
Interest-bearing investments	100,452	60,460
Accounts receivable, less allowance of $4 and $98 at September 30, 2003 and December 31, 2002, respectively	11	133
Prepaid expenses and other current assets	1,976	2,291

Total current assets	104,680	71,344
Furniture, fixtures and equipment, net	1,493	2,714
Interest-bearing investments, less current portion	18,406	62,976
Other assets	114	897

Total assets	$124,693	$137,931

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$485	$164
Accrued liabilities	1,268	1,708
Deferred revenues	32	114
Accrued restructuring	433	924

Total current liabilities	2,218	2,910

Accrued restructuring, less current portion	2,921	3,837

Total liabilities	5,139	6,747

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 500,000,000 shares authorized; 31,885,842 shares issued and 29,141,991 shares outstanding at September 30, 2003 and 31,140,477 shares issued and 28,419,045 shares outstanding at December 31, 2002	319	311
Treasury stock, 2,743,851 and 2,721,432 shares at September 30, 2003 and December 31, 2002	(27)	(27)
Additional paid-in capital	202,307	201,579
Deferred stock compensation	–	(360)
Unrealized gain on interest-bearing investments	437	1,205
Accumulated deficit	(83,482)	(71,524)

Total stockholders’ equity	119,554	131,184

Total liabilities and stockholders’ equity	$124,693	$137,931

See accompanying notes

CYSIVE, INC.

Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Services	$12	$1,044	$114	$3,603
Software license	6	70	47	167

Total revenues	18	1,114	161	3,770

Direct costs:
Services	—	824	7	3,149
Software license	63	38	163	106

Total direct costs	63	862	170	3,255

Gross (loss) profit	(45)	252	(9)	515

Operating expenses:
Sales and marketing	1,046	1,660	4,077	7,187
General and administrative	2,464	2,388	6,786	7,914
Research and development	558	1,009	2,183	2,667
Stock compensation	7	211	309	4,201
Restructuring	591	5,945	1,197	5,945

Total operating expenses	4,666	11,213	14,552	27,914

Operating loss	(4,711)	(10,961)	(14,561)	(27,399)

Investment income, net	735	1,464	2,603	4,114

Net loss	$(3,976)	$(9,497)	$(11,958)	$(23,285)

Basic and diluted net loss per share	$(0.14)	$(0.33)	$(0.42)	$(0.80)

Weighted average shares outstanding	28,977,067	28,765,130	28,645,281	29,209,687

See accompanying notes

CYSIVE, INC.

Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(11,958)	$(23,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	564	1,299
Amortization	260	294
Stock compensation	309	4,201
Restructuring charges, net	544	5,945
Loss on sale of furniture, fixtures and equipment, net	16	80
Benefit for doubtful accounts	(94)	(20)
Changes in assets and liabilities:
Accounts receivable	216	129
Prepaid expenses and other current assets	315	746
Income tax receivable	—	89
Other assets	783	60
Accounts payable	321	(243)
Accrued liabilities	(425)	(553)
Deferred revenues	(82)	348
Restructuring spending	(1,630)	(1,877)

Net cash used in operating activities	(10,861)	(12,787)

Cash flows from investing activities:
Purchases of investments	(274,660)	(434,096)
Sales and maturities of investments	278,470	454,360
Capital expenditures	(26)	(88)
Proceeds from sale of fixed assets	71	—
Rebates related to prior period capital expenditures	—	103

Net cash provided by investing activities	3,855	20,279

Cash flows from financing activities:
Proceeds from sale of common stock	138	210
Exercises of common stock options	721	718
Purchases of treasury stock	(72)	(3,910)

Net cash provided by (used in) financing activities	787	(2,982)

(Decrease) increase in cash	(6,219)	4,510
Cash at beginning of period	8,460	1,484

Cash at end of period	$2,241	$5,994

See accompanying notes

CYSIVE, INC.

Notes to Financial Statements

(Unaudited)

1.  Basis of presentation

     The accompanying financial statements of Cysive, Inc. (“Cysive” or the “Company”) are unaudited and, in the opinion of management, reflect all normal and recurring adjustments that are necessary for a fair presentation as of the dates and for the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these financial statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2002, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the full year.

     Certain amounts in the prior period financial statements have been reclassified to conform to the current quarter presentation.

  Stock-Based Compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” using the fair value method appear in the table below.

     Had compensation expense related to stock option plans been determined based on the fair value at the grant date for options granted after 1995 consistent with the provisions of SFAS No. 148, the Company’s pro forma net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss — as reported	$(3,976)	$(9,497)	$(11,958)	$(23,285)

Add: Stock compensation expense – as reported (1)	7	211	309	4,201

Add (Deduct): Stock compensation benefit (expense) – pro forma (1)	625	(4,857)	(2,135)	(25,637)

Net loss — pro forma	$(3,344)	$(14,143)	$(13,784)	$(44,721)

Basic and diluted loss per share – as reported	$(0.14)	$(0.33)	$(0.42)	$(0.80)

Basic and diluted loss per share – pro forma	$(0.12)	$(0.49)	$(0.48)	$(1.53)

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

  Restructuring

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires restructurings initiated after December 31, 2002 to be accounted for using the provisions therein, with earlier application encouraged. The Company accounted for a restructuring related to the closure of its New York office in the second quarter of 2003 and a restructuring related to the termination of employees and the closure of its Atlanta office in the third quarter of 2003 in accordance with the provisions of SFAS No. 146. The Company accounted for restructurings initiated prior to December 31, 2002 using the accounting provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). Under SFAS No. 146, the accounting provisions of EITF 94-3 will continue to apply to restructurings initiated prior to December 31, 2002, and therefore, the adoption of this standard has no impact on the Company’s financial statements with respect to these restructurings.

2.  Revenue recognition

     The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (as amended by SOP 98-4 and SOP 98-9) and related interpretations. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Maintenance and term license revenues are generally recognized ratably over the contract period. For software arrangements with multiple elements, revenue recognition is dependent upon whether vendor-specific objective evidence (“VSOE”) of fair value exists for each of the elements and whether or not significant customization services are required. When significant customization services are not required and VSOE does not exist for all the elements of a software arrangement and the only undelivered element is maintenance, the entire licensing fee is recognized ratably over the contract period. When significant customization services are required in conjunction with software license sales, the software license fees and the related consulting services revenues are recognized in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method based on hours-worked as compared with estimated total hours-worked at completion.

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

4.  Stock compensation expense

     In 1999, prior to its initial public offering, the Company granted stock options to purchase shares of common stock at exercise prices deemed below fair market value of the common stock on the date of grant. In 2000, the Company granted non-qualified stock options to purchase shares of common stock at a

15% discount from the fair market value. The Company recorded deferred stock compensation for the difference between the grant price and fair market value of the options granted. The deferred stock compensation had been amortized ratably on a quarterly basis over the period in which the remaining options vested, which extended through September 2003, less the benefit of any stock options cancelled. Stock options granted subsequent to 2000 were at exercise prices equal to the fair market value of the common stock on the date of grant, and therefore, no compensation expense has been recognized related to these grants.

     During the three and nine months ended September 30, 2003, the Company recognized $7,000 and $309,000 of stock compensation expense, respectively, related to outstanding stock options issued with exercise prices below fair market value. The deferred stock compensation component of stockholders’ equity was further reduced by $50,000 during the nine months ended September 30, 2003 due to the cancellation of stock options as a result of employee terminations.

     During the three and the nine months ended September 30, 2002, the Company recognized $211,000 and $4,201,000 of stock compensation expense, respectively. During the first quarter of 2002, the Company cancelled certain employee-held stock options, resulting in an acceleration of compensation expense related to the value of these options, and the Company recognized $2,208,000 of expense related to these cancellations. Additionally, in January 2002, the Company purchased certain shares of common stock from employees within six months of issuance as a result of stock option exercises, and the Company recognized stock compensation expense of $132,000 related to these purchases. Also during the quarter ended March 31, 2002, the Company recognized $40,000 of stock compensation expense related to certain restricted stock granted in 2001.

5.  Restructuring expense

     On August 14, 2003, the Company took specific actions to reduce its overall cost structure. The Company eliminated 26 positions, consisting of engineering, sales and general and administrative employees, and closed its Atlanta office. As a result, the Company recorded a pretax restructuring charge of $591,000 for severance, rent expense and other associated costs in the third quarter of 2003.

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

     During the first quarter of 2003, the Boston office space associated with the fourth quarter 2000 restructuring was sublet from April 2003 through the remaining term with sublease payments commencing June 1, 2003. Sublease payments were estimated to total $315,000, net of brokerage commissions, over the remaining term. Principally as a result of this sublease, the Company reduced the accrued liability for this restructuring by $337,000 through a credit to restructuring expense

6.  Loss per share

     The Company presents basic and diluted loss per share as one line item. Basic and diluted loss per share is based on the weighted average number of shares outstanding during the period. Common stock equivalents are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

     Based on the closing price of $3.20 per share for the Company’s common stock on September 30, 2003, and using the treasury stock method for determining the amount of common stock equivalents, the number of common stock equivalent shares related to stock options outstanding as of September 30, 2003 was 4,000,638.

7.  Comprehensive loss

     Comprehensive loss includes net loss and unrealized gains and losses on investments. For the three and nine months ended September 30, 2003, comprehensive loss was $4.5 million and $12.7 million, respectively. For the three and nine months ended September 30, 2002, comprehensive loss was $9.2 million and $23.1 million, respectively.

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

9.  Other assets

     On July 1, 2003, a note receivable for $65,000 from a former employee was amended to delete a provision requiring the repayment of the outstanding principal and interest upon the termination of his employment with the Company. As a result, the note receivable will be due and payable on December  31, 2005 and has been classified as long-term other assets on the balance sheet as of September 30, 2003.

     Subsequent to September 30, 2003, the Company agreed to amend two notes receivable totaling $350,000 from a former employee to reflect the following terms: (a) the former employee will grant the Company a security interest in certain real property as collateral for the notes receivable; (b) the interest rate will be increased from 2.74% to 4.0%; and (c) the maturity date will be extended to the earlier of December 31, 2004 or the sale of the real property securing the notes receivable. The Company and the former employee are negotiating the amendment and no definitive amendment has been executed. As a result, the notes receivables have been classified as other current assets on the balance sheet as of September  30, 2003.

10.  Accrued restructuring

     During the fourth quarter of 2000, the Company took specific actions to reduce its overall cost structure in anticipation of declining sales. As a result, the Company recorded a $4.7 million pre-tax restructuring expense primarily related to 1) the elimination of certain non-technical support roles, resulting in severance costs; 2) the closing of a satellite office, resulting in the write-down of assets; and 3) the accrual for professional fees related to the office closing or potential claims from severed employees. During the first quarter of 2003, the office space was sublet from April 2003 through the remaining term with sublease payments commencing June 1, 2003 and estimated to total $315,000, net of brokerage commissions, over the remaining term. Principally as a result of this sublease, the Company reduced the accrued liability for this restructuring by $337,000 through a credit to restructuring expense. During the three and nine months ended September 30, 2003, the Company paid approximately $37,000 and $240,000, respectively, for facility costs related to this restructuring. Cumulative lease obligation and related facility costs incurred as of September 30, 2003 totaled $923,000. As of September 30, 2003, estimated amounts remaining to be paid total $286,000 and are for rents payable, net of sublease income, through August 2005.

     During the third quarter of 2002, the Company approved a restructuring plan which included the following: the termination of 49 employees, consisting of engineering, sales and general and administrative employees; the closing of three satellite offices; and the intent to sublet, if possible, significant portions of its office space. As a result, the Company recorded a $5.9 million pre-tax restructuring expense during the third quarter of 2002 to cover severance costs ($873,000), estimated remaining lease obligations net of estimated sublet income ($4,241,000), the write-off of leasehold improvements ($457,000), and the write-down of furniture and equipment to net realizable value ($374,000). During the three and nine months ended September 30, 2003, the Company paid approximately $532,000 and $937,000, respectively, for facilities costs related to this restructuring. Furthermore, the Company reduced accrued restructuring by $31,000, net, relating to the write-off of certain furniture and equipment and accrued rent. Cumulative lease obligation and related facilities costs incurred as of September 30, 2003 totaled

$1,460,000. Estimated amounts remaining to be paid as of September 30, 2003, total $2.9 million and are for rents payable, net of estimated sublease income, through April 2010.

     During the third quarter of 2003, the Company approved a restructuring plan which included the following: the termination of 26 employees, consisting of engineering, sales and general and administrative employees, and the closing of its Atlanta office. As a result, the Company recorded a $591,000 pre-tax restructuring expense during the third quarter of 2003 to cover severance costs ($525,000), estimated remaining lease obligations ($61,000), and the write-down of furniture and equipment ($5,000). During the three months ended September 30, 2003, the Company paid approximately $446,000 and $7,000 for severance and facilities costs, respectively, related to this restructuring. Estimated amounts remaining to be paid as of September 30, 2003, total $138,000 and are for a combination of remaining severance and rents payable through September 2004. All employees related to this restructuring have been terminated.

11.  Mergers and Acquisitions

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

     On May 30, 2003, the Company entered into an Agreement and Plan of Merger with Snowbird Holdings, Inc. (“Snowbird”), a newly formed entity owned by Nelson A. Carbonell, Jr., Chairman of the Board of Directors, President and Chief Executive Officer of the Company. The merger agreement provided that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by Snowbird) would be converted into the right to receive $3.22 in cash. All outstanding stock options would be assumed by Snowbird.

     On September 15, 2003, the Company entered into an amendment to the previously announced Agreement and Plan of Merger, dated as of May 30, 2003, between the Company and Snowbird. The amendment provides for, among other things, an increase in the merger consideration to be received by the Company’s stockholders (other than Snowbird and Nelson A. Carbonell, Jr.) from $3.22 per share to $3.23 per share. There can be no assurance, however, that the merger agreement will be consummated.

     The Company has scheduled a special meeting of stockholders to be held on November 28, 2003 to approve the merger agreement with Snowbird.

12.  Litigation

     On May 30, 2003 and over the following week, four putative class action complaints were filed in the Chancery Court of the State of Delaware, County of New Castle, by certain named plaintiffs and an alleged class of unaffiliated Cysive stockholders. The complaints named the Company, its directors and (except for one complaint) Snowbird as defendants and alleged that the Company’s directors had engaged in acts of self dealing and had violated fiduciary duties of due care and loyalty owed to unaffiliated Cysive stockholders in connection with the merger. The complaints further alleged that the merger consideration was inadequate and unfair to the putative class and that the Company and its directors failed to make adequate good faith efforts to obtain a better price. Trial commenced on July 22, 2003, and concluded on July 24, 2003. During the two weeks following the conclusion of trial, the parties filed post-trial briefs with the Court and on August 15, 2003, the Court issued its opinion, ruling in favor of the defendants on all counts and dismissing the plaintiffs’ claims in their entirety. The plaintiffs had until September 25, 2003 to appeal the ruling. The plaintiffs did not appeal the ruling.

13.  Subsequent event

     In October 2003, the Company entered into a letter of intent to sublease up to 24,000 square feet of office space in the Reston, VA facility. The sublease is currently under negotiation. No adjustment has been made to the restructuring accrual in connection with this proposed sublease. The Company will record an adjustment to the accrual if and when a sublease is executed.

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three and nine months ended September 30, 2003 to the corresponding periods ended September 30, 2002 for Cysive and should be read together with our financial statements and notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

     Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company’s future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements. These factors may cause our actual results to differ materially from a forward-looking statement. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, but not limited to, our continued significant losses; the failure of our stockholders to approve the proposed merger or the failure of any party to the merger agreement to satisfy a condition for the closing of the merger on or prior to November 30, 2003; the implementation of our new unproven business model; uncertain demand for our product; our ability to manage growth and attract and retain highly trained and experienced employees; increased competition in the electronic business industry; and our ability to respond to new technological advances in the software products industry. Additional information concerning these and other risks and uncertainties is contained from time to time in our filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable securities laws.

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

     On May 30, 2003, the Company entered into an Agreement and Plan of Merger with Snowbird Holdings, Inc. (“Snowbird”), a newly formed entity owned by Nelson A. Carbonell, Jr., Chairman of the Board of Directors, President and Chief Executive Officer of the Company. The merger agreement provided that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by Snowbird) would be converted into the right to receive $3.22 in cash. All outstanding stock options would be assumed by Snowbird.

     On September 15, 2003, the Company entered into an amendment to the previously announced Agreement and Plan of Merger, dated as of May 30, 2003, between the Company and Snowbird. The amendment provides for, among other things, an increase in the merger consideration to be received by the Company’s stockholders (other than Snowbird and Nelson A. Carbonell, Jr.) from $3.22 per share to $3.23 per share There can be no assurance, however, that the merger agreement will be consummated.

     The Company has scheduled a special meeting of stockholders to be held on November 28, 2003 to approve the merger agreement with Snowbird.

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

     Our financial results may fluctuate from quarter-to-quarter based on factors such as the number of license sales, the amount and timing of our customers’ expenditures, and general economic conditions. Revenues from a few large customers may constitute a significant portion of our total revenues in a particular quarter or year. For example, for the three-month period ended September 30, 2003 our four largest customers represented 100.0% of our revenues and for the three-month period ended September 30, 2002, our five largest customers represented 95.3% of our revenues. For the nine-month periods ended September 30, 2003 and 2002, our five largest customers represented 100.0% and 87.4% of our revenues, respectively.

Results of Operations

     The following table presents, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Services	66.7%	93.7%	70.8%	95.6%
Software license	33.3	6.3	29.2	4.4

Total revenues	100.0	100.0	100.0	100.0

Direct costs
Services (1)	–	74.0	6.1	83.6
Software license (1)	1,050.0	3.4	346.8	2.8

Total direct costs	350.0	77.4	105.6	86.4

Gross (loss) profit	(250.0)	22.6	(5.6)	13.6

Operating expenses:
Sales and marketing	5,811.1	149.0	2,532.3	190.7
General and administrative	13,694.4	214.5	4,215.5	209.9
Research and development	3,100.0	90.6	1,355.9	70.7
Stock compensation	38.9	18.9	191.9	111.4
Restructuring	3,277.8	533.9	742.9	157.7

Total operating expenses	25,922.2	1,006.9	9,038.5	740.4

Operating loss	(26,172.2)	(984.3)	(9,044.1)	(726.8)

Investment income, net	4,083.3	131.5	1,616.8	109.1

Net loss	(22,088.9)%	(852.8)%	(7,427.3)%	(617.7)%

(1) Direct costs of services and software license are stated as a percentage of services and software license revenues, respectively.

Revenues (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Services	$12	$1,044	(98.9)%	$114	$3,603	(96.8)%
Software license	6	70	(91.4)	47	167	(71.9)

Total revenues	$18	$1,114	(98.4)%	$161	$3,770	(95.7)%

     The decrease in services revenue for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 was primarily due to our transition to a software license sales business model. As of the end of 2002, we exited the custom software engineering services business and concentrated our efforts on software sales and related maintenance and support services. Services revenue represented 66.7% and 70.8% of total revenues for the three and nine months ended September 30, 2003, respectively. Services revenue represented 93.7% and 95.6% of total revenues for the three and nine months ended September 30, 2002, respectively. As of September 30, 2003, we had no billable software engineers as compared to 10 as of September 30, 2002.

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

     Direct costs (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Services	$—	$824	(100.0)%	$7	$3,149	(99.8)%
Software license	63	38	65.8	163	106	53.8

Total direct costs	$63	$862	(92.7)%	$170	$3,255	(94.8)%

     The decrease in direct costs from services for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 was primarily due to the restructuring in the third quarter of 2002 resulting from our decision to exit the custom software engineering services business. Direct costs from software licenses represented third party technology license fees and product packaging. Third party license fees are generally amortized on a straight-line basis over the term of each license.

Operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Sales and marketing	$1,046	$1,660	(37.0)%	$4,077	$7,187	(43.3)%
General and administrative	2,464	2,388	3.2	6,786	7,914	(14.3)
Research and development	558	1,009	(44.7)	2,183	2,667	(18.1)
Stock compensation	7	211	(96.7)	309	4,201	(92.6)
Restructuring	591	5,945	(90.1)	1,197	5,945	(79.9)

Total operating expenses	$4,666	$11,213	(58.4)%	$14,552	$27,914	(47.9)%

     Sales and Marketing. The decrease in sales and marketing expenses for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 was primarily due to a reduction in sales staff headcount, resulting in lower salaries and related benefits. For the three and nine months ended September 30, 2003, salary and related benefits decreased $410,000 and $1.6 million, respectively, as compared to the same periods in 2002. Spending on public relations, marketing events and meals and travel has also declined $90,000, $80,000 and $104,000, respectively, during the three months ended September 30, 2003 and $520,000, $185,000 and $342,000, respectively, during the nine months ended September 30, 2003 as compared to the same periods in 2002. As of September 30, 2003, we had seven sales and marketing staff, including two technical support personnel who conduct product demonstrations and address technical issues regarding our product. Sales and marketing expenses are expected to decline to a lower level than that experienced during the first three quarters of 2003.

     General and Administrative. The slight increase in general and administrative expenses for the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to an increase of $1.2 million in legal and professional fees related to the shareholders’ class action lawsuits and strategic alternatives pursued by the Company, as further discussed in Note 11 of the Unaudited Notes to the Financial Statements. This increase was offset by decreases in salary and related benefits, facilities costs, depreciation expense and office and equipment expense of $365,000, $290,000, $305,000 and $70,000, respectively, during the three months ended September 30, 2003. The decrease in general and administrative expenses for the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to lower support staff headcount, as well as reductions in facilities costs, depreciation expense and office and equipment expense. Salary and related benefits, facilities costs, depreciation expense and office and equipment expense decreased $1.2 million, $790,000, $770,000 and $138,000, respectively, during the nine months ended September 30, 2003. These decreases were offset by an increase of $2.3 million during the nine months ended September 30, 2003, in legal and professional fees related to the shareholders’ class action lawsuits and strategic alternatives pursued by the Company. General and administrative expenses are expected to decline to a lower level than that experienced during the first three quarters of 2003.

     Research and Development. The decrease in research and development expenses for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 was primarily due to a reduction in headcount, which resulted in lower salary and related benefits. As of September 30, 2003, we had nine personnel assigned to the product engineering team, as compared with 24 as of December 31, 2002. Research and development expenses are expected to decline to a lower level than that experienced during the first three quarters of 2003.

     Stock Compensation. The decrease in stock compensation expense for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 reflects a lower level of continuing stock compensation expense for stock options granted in 1999 and 2000. The decrease in stock compensation expense for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily due to the recognition of, on an accelerated basis, $2.0 million of expense related to the cancellation of certain officer and employee-held stock options during the first quarter of 2002. As of September 30, 2003, deferred stock compensation has been fully amortized.

     Restructuring. For the nine months ended September 30, 2003, we recognized restructuring expense of $591,000 relating to severance, rent expense and other associated costs. Additionally, we also recognized restructuring expense of $943,000 relating to the termination of our New York City office lease. These restructuring charges are further discussed in Note 5 and the prior year restructurings are discussed in Note 9 of the Unaudited Notes to the Financial Statements. Additionally, we recognized a benefit of $337,000 to restructuring due to a reduction in future net rent expense for lease obligations as a result of office space that was sublet during the first quarter of 2003.

Investment income, net (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2003	2002	Change	2003	2002	Change

Investment income, net	$735	$1,464	(49.8)%	$2,603	$4,114	(36.7)%

     The decrease in net investment income for the three and nine months ended September 30, 2003 as compared to the same period in 2002 was due to a combination of a lower average invested capital and lower interest rates between periods. We expect that our average invested capital will continue to trend downward during the last quarter of 2003, as we continue to use cash and investment proceeds to finance our operations.

Liquidity and Capital Resources

     Cash was $2.2 million at September 30, 2003 and $8.5 million at December 31, 2002. Interest-bearing investments were $118.9 million at September 30, 2003 and $123.4 million at December 31, 2002. Net cash used in operating activities was $10.9 million and $12.8 million for the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures of $26,000 and $88,000 for the nine months ended September 30, 2003 and 2002, respectively, were used primarily for computer equipment, office equipment and leasehold improvements. For the near future capital expenditure requirements are not expected to be material in relation to our operations.

     We believe that our existing balances of cash and interest-bearing investments are adequate to fund our currently anticipated cash needs on both a short-term and long-term basis. The total of cash and interest-bearing investments on hand is adequate to cover all of our existing commitments, including rental payment obligations on our leased office space through the remainder of their terms. Until such time as our revenues and interest income more than cover our operating costs, if ever, we will continue to experience a decline in the total balances of cash and interest-bearing investments. Continuing declines in these balances may require that we restructure our operations, merge with another company, or pursue other strategic alternatives, including liquidation of the Company (See Note 10 of the Unaudited Notes to the Financial Statements).

     If the planned merger of Cysive and Snowbird is consummated, up to $70 million of our existing funds may be used directly or indirectly to redeem shares of our common stock and to cover transaction costs. Use of our funds in this manner will still leave adequate funds to cover all of our existing commitments.

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

We expect to continue to incur significant losses at least through the end of the third quarter of 2004.

     Since the third quarter of fiscal 2000, we have incurred losses. We incurred cumulative net losses of $76.7 million from the fiscal quarter ended September 30, 2000 through the fiscal quarter ended September 30, 2003. We expect losses to continue through at least the third quarter of 2004. However, there can be no assurance that we will be profitable thereafter. If we do achieve profitability, we cannot assure you that we will be able to sustain or improve upon it on a quarterly or annual basis for future periods.

We have agreed to be merged with a new entity owned by our CEO Nelson A. Carbonell, Jr. which, if consummated, will result in Cysive becoming a privately held subsidiary of a holding company wholly owned by Mr. Carbonell.

     On May 30, 2003, the Company entered into an Agreement and Plan of Merger with Snowbird Holdings, Inc. (“Snowbird”), a newly formed entity owned by Nelson A. Carbonell, Jr., Chairman of the Board of Directors, President and Chief Executive Officer of the Company. On September 15, 2003, the Company entered into an amendment to the merger agreement. The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by Snowbird) will be converted into the right to receive $3.23 in cash. All outstanding stock options will be assumed by Snowbird. If the merger is consummated, the Company will become a privately held corporation. All stockholders of the Company (other than Mr. Carbonell and Snowbird) will no longer have an equity interest in the Company and therefore will not benefit from any increase in the future earnings, growth or value of the Company.

We may not be able to consummate the merger.

     The merger is subject to many conditions. We cannot assure you that these conditions will be satisfied or waived by the parties. If the conditions to the merger are not satisfied or waived by the parties and we are unable to find another buyer for the Company, the Board of Directors may recommend that the Company pursue other strategic alternatives, including liquidation of the Company. It is uncertain what amount our shareholders would receive, if any, if the Company pursued other strategic alternatives.

Expenses related to the merger could increase the Company’s future losses.

     We believe that legal, accounting and other fees relating to the merger could substantially increase our losses for the fourth quarter of 2003 and possibly future quarters.

We are implementing a new business model that is evolving and unproven since we have migrated from offering a software engineering services model to a software products model.

     We decided at the beginning of 2001 to change our business strategy from a software engineering services model to a software products model. Accordingly, our business model is new and unproven and we will need to continue to develop it as we implement our new business strategy. Our ability to generate significant revenues with our new business model will depend, in large part, on our ability to successfully develop our software products and to effectively market them to existing and potential clients. We have offered our software product since October 2001, and to date have executed five license agreements. However, we have not executed any license agreements since April 2002. We intend to continue to develop our business model as the demand for our software products evolves. We expect that our financial model and results of operations will change as a result of our transition from a software engineering services model to a software products model. We do not have sufficient experience with the sale and support of our products to determine all of the effects this transition will have on our financial model and results of operations. Our new business strategy may not be successful and we may need to restructure or revise our business model or our restructurings done to date may leave us with insufficient personnel resources to execute this new business strategy

Demand for our product is uncertain and we may not be able to develop a sustainable market for our product.

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

     Our future success depends in large part on our ability to attract and retain highly trained and experienced software engineers as well as other technical personnel and sales and marketing professionals of various levels with experience in software products and related solutions. If we fail to attract and retain these personnel, we may be unable to timely develop new products and enhancements to our existing products, and to complete existing projects or bid for new projects of similar size, which could reduce our revenues. While attracting and retaining experienced software engineers is critical to our business and growth strategy, maintaining our current level of software engineer experience, averaging more than 14 years, may also be particularly difficult. Skilled software engineers are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry attrition rate for them is high.

During the nine months ended September 30, 2003, we derived 100.0% of our revenues from our five largest customers, and we expect to continue to rely on a limited number of customers for a significant portion of our revenues; as a result, the loss of a customer could result in reduced revenues and earnings.

     We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. As a result, the net loss of customers could reduce our revenues. During the nine months ended September 30, 2003, our five largest customers represented 100.0% of our revenues: CAPS Logistics, Inc., 36.1%; McDATA Corporation, 27.5%; Philips Medical Systems, N.A., 21.5%; Charles Machine Works, Inc., 10.2%; and Manheim Auctions, 4.7%. Many of these customers have completed the related software engineering services projects or Cysive Cymbio installations, and therefore, there is not a significant expected future revenue stream from these customers.

Our revenues are derived primarily from a single software product and related services, and a decline in demand or prices for this product and services could adversely affect our business, operating results and financial condition.

     We currently derive the majority of our revenues from Cysive Cymbio and from related products and services. We expect this product and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for Cysive Cymbio or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, competition, product performance or technological change, could have an adverse effect on our business, operating results and financial condition. In addition, as we introduce new versions of Cysive Cymbio, any delay or failure of these new versions to gain market acceptance among new and existing customers would have an adverse affect on our business, operating results and financial condition.

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

     The downturn in general economic conditions and specific declines in the technology sector led to reduced demand for a variety of goods and services, including many technology products. If conditions decline, or fail to continue to improve, in geographic areas that are significant to us, we could see a decrease in the overall demand for our products that could negatively impact our operating results.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to interest rate risk related to our cash and interest-bearing investments. Our interest-bearing investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months, and the contractual maturities are generally greater than twelve months. As of September 30, 2003, we had total cash and interest-bearing investments of $121.1 million, and this balance is expected to continue to decline. We believe that a change in interest rates of 100 basis points or more could have a material impact on our investment income and cash flows.

     We are potentially exposed to interest rate risk related to borrowings under our credit facility with Merrill Lynch & Co., Inc. We had no borrowings outstanding under our credit facility at September 30, 2003.

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

     On June 10, 2003, defendants Mr. Carbonell and Snowbird moved the Chancery Court to consolidate the complaints into one action, to shorten the time for defendants to respond to the complaints, to expedite discovery and to set down a prompt trial date. On June 12, 2003, plaintiffs responded to the motion, indicating their agreement with all of the motion’s requests. On June 16, 2003, the Chancery Court granted the motion and set a trial date of July 22, 2003. The parties filed pretrial motions with the court on July 14, 2003. On July 18, plaintiffs filed an amended consolidated class action complaint. Trial commenced on Tuesday, July 22, 2003, and concluded on Thursday, July 24, 2003. During the two weeks following the conclusion of trial, the parties filed their post-trial briefs with the Court and on Friday, August 15, 2003, the Court issued its opinion, ruling in favor of the defendants on all counts and dismissing the plaintiffs’ claims in their entirety. In so ruling, the Court determined that the merger must be measured against the “entire fairness” standard under Delaware law. The Court then concluded that the proposed merger satisfied this heightened standard of scrutiny based on the procedural fairness of the merger and the financial fairness of the consideration being offered to Cysive stockholders. The plaintiffs had until September 25, 2003 to appeal the ruling. The plaintiffs did not appeal the ruling.

Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended September 30, 2003, we issued a total of 491,717 shares of our common stock upon stock option exercises, and we also issued 29,422 shares of our common stock pursuant to stock purchases under our Employee Stock Purchase Plan. Proceeds from the exercise of stock options were nominal and were added to the Company’s general funds. On August 20, 2003, a former officer of the Company exchanged 22,419 outstanding shares of Cysive common stock owned by him to pay the exercise price of options to purchase 97,696 shares of Cysive common stock. The Company recorded the treasury shares under the par-value method.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO,

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO,

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO.

b.	Reports on Form 8-K:

August 14, 2003	Announcement of the Company’s third quarter 2003 restructuring plan.
August 15, 2003	Announcement of the Company’s third quarter 2003 restructuring plan, resulting in cost savings of approximately $805,757 per quarter.
August 19, 2003	Announcement that the Delaware Court of Chancery dismissed, in its entirety, the consolidated securities class action complaint filed against the Company and its Board of Directors.
September 15, 2003	Announcement that the Company and Snowbird Holdings, Inc. signed an amendment to the Agreement and Plan of Merger entered into between the two companies on May 30, 2003.

Items 3, 4 and 5 are not applicable to the Company and have been omitted.

*                 *                 *

We would be pleased to furnish a copy of this Form 10Q to any stockholder who requests it by writing to:

Cysive, Inc. Investor Relations 10790 Parkridge Boulevard Suite 400 Reston, VA 20191

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYSIVE, INC.

Date: November 14, 2003 By:	/s/ John R. Lund John R. Lund Chief Financial Officer, Treasurer and Secretary (Chief Financial and Accounting Officer)